Form 10-Q
period 1998-04-04
ONIX SYSTEMS INC
filed 1998-05-13
CIK 1047747

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

                         Commission File Number 1-13975

                                ONIX SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       76-0546330
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    22001 North Park Drive
    Kingwood, Texas                                                77339-3804
    (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (781) 622-1000

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
           requirements for the past 90 days. Yes [   ] No [ X ]

           The Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on March 24, 1998, the date its Registration
           Statement on Form 8-A became effective, and has filed all reports required to be filed thereunder since such date.

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                    Outstanding at May 1, 1998
         ----------------------------        --------------------------
         Common Stock, $.01 par value                15,606,337
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                                ONIX SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,     January 3,
    (In thousands)                                       1998           1998
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes $57,045
        and $19,618 under repurchase agreement
        with affiliated company)                     $ 61,091       $ 24,960
      Accounts receivable, less allowances of
        $1,897 and $2,155                              32,640         32,583
      Inventories:
        Raw materials and supplies                     17,645         18,095
        Work in process                                11,891          8,033
        Finished goods                                  5,374          6,804
      Deferred tax asset and other current assets       5,220          4,563
                                                     --------       --------
                                                      133,861         95,038
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            14,766         14,413
      Less: Accumulated depreciation and
            amortization                                5,858          5,268
                                                     --------       --------
                                                        8,908          9,145
                                                     --------       --------
    Other Assets                                          329             87
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies                                        55,414         55,439
                                                     --------       --------
                                                     $198,512       $159,709
                                                     ========       ========




                                        2PAGE

                                ONIX SYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     April 4,     January 3,
    (In thousands except share amounts)                  1998           1998
    ------------------------------------------------------------------------
    Current Liabilities:
      Note payable to parent company                 $ 12,000       $      -
      Accounts payable                                 11,897         12,775
      Accrued payroll and employee benefits             3,874          3,811
      Accrued income taxes                              4,256          3,455
      Deferred revenue                                  4,171          3,624
      Other accrued expenses                            9,024          9,918
      Due to parent company and affiliated
        companies                                       1,024         19,508
                                                     --------       --------
                                                       46,246         53,091
                                                     --------       --------
    Deferred Income Taxes                               1,680          1,680
                                                     --------       --------
    Shareholders' Investment (Note 2):
      Common stock, $.01 par value, 50,000,000
        shares authorized; 15,606,337 and
        12,306,337 shares issued and outstanding          156            123
      Capital in excess of par value                  144,121        100,966
      Retained earnings                                 5,367          3,150
      Accumulated other comprehensive income
        (Note 4)                                          942            699
                                                     --------       --------
                                                      150,586        104,938
                                                     --------       --------
                                                     $198,512       $159,709
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.





                                        3PAGE

                                ONIX SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                       --------------------
                                                       April 4,   March 29,
    (In thousands except per share amounts)                1998        1997
    -----------------------------------------------------------------------
    Revenues                                            $37,144     $26,429
                                                        -------     -------

    Costs and Operating Expenses:
      Cost of revenues                                   21,624      16,003
      Selling, general, and administrative expenses       9,633       6,292
      Research and development expenses                   2,177       1,449
                                                        -------     -------
                                                         33,434      23,744
                                                        -------     -------

    Operating Income                                      3,710       2,685

    Interest Income                                         259           -
    Interest Expense, Related Party                        (261)          -
                                                        -------     -------
    Income Before Provision for Income Taxes              3,708       2,685
    Provision for Income Taxes                            1,491       1,079
                                                        -------     -------
    Net Income                                          $ 2,217     $ 1,606
                                                        =======     =======
    Earnings per Share (Note 3):
      Basic                                             $   .18     $   .15
                                                        =======     =======
      Diluted                                           $   .18     $   .15
                                                        =======     =======
    Weighted Average Shares (Note 3):
      Basic                                              12,524      10,667
                                                        =======     =======
      Diluted                                            12,530      10,667
                                                        =======     =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                                ONIX SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Three Months Ended
                                                       -------------------
                                                       April 4,  March 29,
    (In thousands)                                         1998       1997
    ----------------------------------------------------------------------
    Operating Activities:
      Net income                                      $  2,217    $  1,606
      Adjustments to reconcile net income to
        net cash provided by (used in) operating
        activities:
          Depreciation and amortization                  1,036         831
          Provision for losses on accounts receivable       65           -
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                           (7)      1,971
              Inventories                               (2,404)        924
              Other current assets                        (665)     (2,547)
              Accounts payable                            (924)     (2,114)
              Other current liabilities                    717      (2,601)
          Other                                             (7)          7
                                                      --------    --------
    Net cash provided by (used in) operating
      activities                                            28      (1,923)
                                                      --------    --------
    Investing Activities:
      Payment to affiliated company for acquired
        business                                       (19,117)          -
      Refund of acquisition purchase price                 424         614
      Purchases of property, plant, and equipment         (406)       (316)
      Proceeds from sale of property, plant, and
        equipment                                           13          11
                                                      --------    --------
    Net cash provided by (used in) investing
      activities                                      $(19,086)   $    309
                                                      --------    --------



                                        5PAGE

                                ONIX SYSTEMS INC.

                                   (Unaudited)


                                                       Three Months Ended
                                                     ---------------------
                                                     April 4,    March 29,
    (In thousands)                                       1998         1997
    ----------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of Company common
        stock                                        $ 43,189     $      -
      Net transfers from parent company                     -        1,303
      Net proceeds from issuance of note payable
        to parent company                              12,000            -
                                                     --------     --------
    Net cash provided by financing activities          55,189        1,303
                                                     --------     --------
    Exchange Rate Effect on Cash                            -         (107)
                                                     --------     --------
    Increase (Decrease) in Cash and Cash Equivalents   36,131         (418)
    Cash and Cash Equivalents at Beginning of Period   24,960        2,386
                                                     --------     --------
    Cash and Cash Equivalents at End of Period       $ 61,091     $  1,968
                                                     ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.






                                        6PAGE

                                ONIX SYSTEMS INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by ONIX Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, and the results of operations and the cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (File No. 333-45333), filed with the Securities and Exchange Commission.
    2.  Initial Public Offering

        On March 30, 1998, the Company sold 3,300,000 shares of its common stock in an initial public offering at $14.50 per share for net proceeds of $43,189,000. Following the initial public offering, Thermo Instrument Systems Inc. owned approximately 68% of the Company's outstanding common stock.

    3.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:
                                                        Three Months Ended
                                                       -------------------
                                                       April 4,  March 29,
    (In thousands except per share amounts)                1998       1997
    ----------------------------------------------------------------------
    Basic
    Net income                                          $ 2,217    $ 1,606
                                                        -------    -------
    Weighted average shares                              12,524     10,667
                                                        -------    -------
    Basic earnings per share                            $   .18    $   .15
                                                        =======    =======
    Diluted
    Net income                                          $ 2,217    $ 1,606
                                                        -------    -------
    Weighted average shares                              12,524     10,667
    Effect of stock options                                   6          -
                                                        -------    -------
    Weighted average shares, as adjusted                 12,530     10,667
                                                        -------    -------
    Diluted earnings per share                          $   .18    $   .15
                                                        =======    =======

                                        7PAGE

                                ONIX SYSTEMS INC.

    4.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. In general, comprehensive income combines net income and "other comprehensive income," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1998 and 1997, the Company's comprehensive income totaled $2,460,000 and $1,694,000, respectively.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-45333), filed with the Securities and Exchange Commission.

    Overview

        The Company designs, develops, markets, and services sophisticated field measurement instruments and on-line sensors. These products incorporate a range of advanced measurement technologies to provide real-time data collection, analysis, and local control functions to enhance production efficiency, improve process and quality control, ensure regulatory compliance, and increase employee safety. The Company manufactures field measurement instruments and on-line sensors in four general product areas: flow instruments, level and density instruments, composition analysis instruments, and industry-specific sensors and recording instruments.

        The Company's products are sold primarily to participants in process industries, including oil and gas producers, processors, and distributors, and chemical companies, as well as water/wastewater, iron, steel, electric utility, minerals and mining, and pulp and paper companies. In 1997, customers in the oil and gas industries accounted for approximately 61% of the Company's total revenues, with such revenues derived from both the production segment and the refining and petrochemical segments of the industry. Demand for the Company's products and services within the oil and gas industry is dependent upon the level of capital spending by oil and gas companies for exploration, production, and distribution. This in turn is affected by current and anticipated oil

                                        8PAGE

                                ONIX SYSTEMS INC.

    and gas prices; the discovery rate of new oil and gas reserves; political, regulatory, and economic conditions; and the ability of oil and gas companies to obtain capital. Decreases in oil and gas activities could have a significant adverse effect upon the demand for the Company's products and related services, which would materially adversely affect the Company's business, financial condition, and results of operations.

        Sales to customers outside of the United States and export revenues from the United States accounted for approximately 25% and 18%, respectively, of total revenues in 1997. Export sales in 1997 were made primarily to the United Kingdom, Japan, and South Korea. During 1997, the Company had exports from the Company's U.S. and foreign operations to the Far East of approximately 8% of total revenues. The Far East is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's export sales to the Far East could be adversely affected by the unstable economic conditions there. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Revenues increased 41% to $37.1 million in the first quarter of 1998 from $26.4 million in the first quarter of 1997. Revenues increased $9.0 million due to the inclusion of revenues from acquired businesses. This consisted primarily of $4.9 million from the Peek Measurement Business and $2.8 million from Fluid Data. Revenues from existing businesses grew 6%, primarily due to an increase in sales of industry-specific instruments as a result of an increase in spending by the production segment of the oil and gas industry and, to a lesser extent, increased sales of level and density instruments.

        The gross profit margin increased to 42% in the first quarter of 1998 from 39% in the first quarter of 1997, primarily due to the inclusion of higher-margin revenues from acquired businesses and, to a lesser extent, an increase in higher-margin revenues from industry-specific instruments.

        Selling, general, and administrative expenses as a percentage of revenues increased to 26% in the first quarter of 1998 from 24% in the first quarter of 1997, primarily due to higher selling, general, and administrative expenses as a percentage of revenues at acquired businesses.

                                        9PAGE

                                ONIX SYSTEMS INC.

    ---------------------------------------------------

        Research and development expenses increased to $2.2 million during first quarter of 1998 from $1.4 million in the first quarter of 1997. This increase was primarily due to acquisitions and, to a lesser extent, an increase in spending at certain industry-specific instrument and composition analysis businesses.

        Interest income in the first quarter of 1998 primarily represents interest earned on the invested proceeds from the Company's third quarter 1997 private placement of common stock. Interest expense in the first quarter of 1998 represents interest on indebtedness relating to the November 1997 acquisition of the Peek Measurement Business. In January 1998, the Company paid the $19.1 million purchase price for the Peek Measurement Business. The Company borrowed $12.0 million from Thermo Instrument Systems Inc. to partially fund the payment. The $12.0 million was repaid in April 1998.

        The effective tax rate was 40% in the first quarters of 1998 and 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

        The Company is involved in an arbitration proceeding. Thermo Electron Corporation, Thermo Instrument, and certain affiliates of Thermo Instrument, including TN Technologies, a wholly owned subsidiary of the Company, are joint defendants in this matter in which the plaintiffs seek actual damages of between $27 million and $46 million, punitive damages of twice actual damages, attorneys' fees and expenses, and pre-judgment and post-judgment interest. Should an unfavorable decision in the arbitration include a component of damages based on actions of TN Technologies, that portion of such total award would be allocated to the Company and would be charged to the Company's future results of operations, although the Company would be reimbursed by Thermo Instrument in the form of a capital contribution for any damages resulting from alleged actions of the Company prior to its capitalization in August 1997. Thermo Instrument has agreed to bear the cost of the defense of this matter. The arbitration proceeding is expected to conclude during the second quarter of 1998.

    Liquidity and Capital Resources

        Consolidated working capital was $87.6 million as of April 4, 1998, compared with $41.9 million as of January 3, 1998. Included in working capital are cash and cash equivalents of $61.1 million as of April 4, 1998, compared with $25.0 million as of January 3, 1998.

        During the first quarter of 1998, the Company's operating activities had substantially no impact on cash. Cash flow from the Company's operations was offset by cash of $2.4 million used to fund an increase in inventories primarily due to a buildup in the inventories in the Company's industry-specific and composition analysis businesses as result of long lead-time orders.
                                       10PAGE

                                ONIX SYSTEMS INC.

        The Company used $19.1 million of cash for investing activities during the first quarter of 1998. In January 1998, the Company paid Thermo Power the purchase price of $19.1 million for the Peek Measurement Business, acquired effective November 1997. The Company used $0.4 million for purchases of property, plant, and equipment during the first quarter of 1998. The Company expects to expend approximately $1.5 million for property, plant, and equipment during the remainder of 1998.

        The Company's financing activities provided $55.2 million of cash during the first quarter of 1998. The Company raised $43.2 million of cash from the March 1998 initial public offering of common stock (Note
    2). In addition, the Company borrowed $12.0 million from Thermo Instrument to partially fund the payment for the Peek Measurement Business. The note to Thermo Instrument bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter, and was repaid on April 10, 1998, with a portion of the funds received from the Company's initial public offering.

        The Company has signed a letter of intent to purchase a business for approximately $12.5 million. The letter of intent is non-binding and is subject to certain conditions, including the completion of due diligence, and there can be no assurance that the Company will successfully complete this proposed acquisition. The Company would finance the acquisition with internal funds.

        The Company and Thermo Instrument are involved in an arbitration proceeding as discussed above. Thermo Instrument has agreed to indemnify the Company for any portion of damages arising from an unfavorable decision in this matter that relate to alleged actions of the Company prior to its capitalization in August 1997. Accordingly, the Company does not expect that an unfavorable decision in this matter would materially affect its liquidity. The Company also believes that an unfavorable decision would not materially affect its ability to use Thermo Instrument as a source of capital, as discussed below, based on the relative size of the damages sought and the current liquidity of Thermo Instrument.

        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Instrument or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

                                       11PAGE

                                ONIX SYSTEMS INC.

    PART II - OTHER INFORMATION
    ---------------------------

    Item 2 - Use of Proceeds
    ------------------------

        The Company sold 3,300,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File
    No. 333-45333), which was declared effective by the Securities and Exchange Commission on March 24, 1998. The managing underwriters of the offering were Donaldson, Lufkin & Jenrette Securities Corp., Lazard Freres & Co. LLC, and Gruntal & Co., L.L.C. The aggregate gross proceeds of the offering were $47,850,000. The Company's total expenses in connection with the offering were $4,661,000, of which $3,349,500 was for underwriting discounts and commissions, $1,242,500 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $69,000 was paid to Thermo Electron, the Company's ultimate parent company, for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $43,189,000. As of April 4, 1998, the Company had not expended any of the net proceeds. Subsequently, on April 10, 1998, $12,000,000 was expended to repay the outstanding indebtedness owed to Thermo Instrument in connection with the acquisition of the Peek Measurement Business. The Company invested the remaining net proceeds pursuant to a repurchase agreement with Thermo Electron. As of April 4, 1998, the Company had $61,091,000 of cash and cash equivalents.

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.





                                       12PAGE

                                ONIX SYSTEMS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of May 1998.

                                           ONIX SYSTEMS INC.



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer and
                                             Senior Vice President















                                       13PAGE

                                ONIX SYSTEMS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Description
    ------------------------------------------------------------------------

      27        Financial Data Schedule.