Form 10-Q
period 1998-07-04
ONIX SYSTEMS INC
filed 1998-08-10
CIK 1047747

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  ---------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
        No [   ]

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at July 31, 1998
     ----------------------------       ----------------------------
     Common Stock, $.01 par value                15,606,337

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                ONIX SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      July 4,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $44,890
    and $19,618 under repurchase agreement
    with affiliated company)                         $ 48,496     $ 24,960
  Accounts receivable, less allowances of
    $1,939 and $2,155                                  35,522       32,583
  Inventories:
    Raw materials and supplies                         17,399       18,095
    Work in process                                     9,723        8,033
    Finished goods                                      5,438        6,804
  Deferred tax asset and other current assets           5,223        4,563
                                                     --------     --------

                                                      121,801       95,038
                                                     --------     --------

Property, Plant, and Equipment, at Cost                14,887       14,413
  Less: Accumulated depreciation and amortization       6,486        5,268
                                                     --------     --------
                                                        8,401        9,145
                                                     --------     --------
Other Assets                                              320           87
                                                     --------     --------

Cost in Excess of Net Assets of Acquired Companies     55,730       55,439
                                                     --------     --------

                                                     $186,252     $159,709
                                                     ========     ========

                                ONIX SYSTEMS INC.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                      July 4,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                   $  8,968     $ 12,775
  Accrued payroll and employee benefits                 3,456        3,811
  Accrued income taxes                                  4,796        3,455
  Deferred revenue                                      2,690        3,624
  Other accrued expenses                                8,310        9,918
  Due to parent company and affiliated companies        2,640       19,508
                                                     --------     --------

                                                       30,860       53,091
                                                     --------     --------

Deferred Income Taxes                                   1,680        1,680
                                                     --------     --------

Shareholders' Investment (Note 2):
  Common stock, $.01 par value, 50,000,000
    shares authorized; 15,606,337 and 12,306,337
    shares issued and outstanding                         156          123
  Capital in excess of par value                      144,121      100,966
  Retained earnings                                     8,570        3,150
  Accumulated other comprehensive income (Note 4)         865          699
                                                     --------     --------

                                                      153,712      104,938
                                                     --------     --------

                                                     $186,252     $159,709
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                                ONIX SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $38,439    $28,962
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                       21,930     17,079
  Selling, general, and administrative expenses           9,529      6,762
  Research and development expenses                       2,388      1,550
                                                        -------    -------

                                                         33,847     25,391
                                                        -------    -------

Operating Income                                          4,592      3,571

Interest Income                                             717          -
Interest Expense, Related Party                             (16)         -
                                                        -------    -------

Income Before Provision for Income Taxes                  5,293      3,571
Provision for Income Taxes                                2,090      1,436
                                                        -------    -------

Net Income                                              $ 3,203    $ 2,135
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 3)           $   .21    $   .20
                                                        =======    =======

Weighted Average Shares (Note 3):
  Basic                                                  15,606     10,667
                                                        =======    =======
  Diluted                                                15,610     10,667
                                                        =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                                ONIX SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Six Months Ended
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $75,583    $55,391
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                       43,554     33,082
  Selling, general, and administrative expenses          19,162     13,054
  Research and development expenses                       4,565      2,999
                                                        -------    -------

                                                         67,281     49,135
                                                        -------    -------

Operating Income                                          8,302      6,256

Interest Income                                             976          -
Interest Expense, Related Party                            (277)         -
                                                        -------    -------

Income Before Provision for Income Taxes                  9,001      6,256
Provision for Income Taxes                                3,581      2,515
                                                        -------    -------

Net Income                                              $ 5,420    $ 3,741
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 3)           $   .39    $   .35
                                                        =======    =======

Weighted Average Shares (Note 3):
  Basic                                                  14,065     10,667
                                                        =======    =======
  Diluted                                                14,070     10,667
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                                ONIX SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                       -------------------
                                                       July 4,    June 28,
(In thousands)                                            1998        1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                          $  5,420    $  3,741
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                      2,078       1,568
      Provision for losses on accounts receivable          127          91
      Changes in current accounts, excluding the
        effects of acquisition:
          Accounts receivable                           (3,024)       (759)
          Inventories                                     (274)     (3,604)
          Other current assets                            (664)       (709)
          Accounts payable                              (3,841)     (1,252)
          Other current liabilities                       (339)     (2,461)
      Other                                                 (5)         15
                                                      --------    --------

Net cash used in operating activities                     (522)     (3,370)
                                                      --------    --------

Investing Activities:
  Payment to affiliated company for acquired
    business                                           (19,117)          -
  Refund of acquisition purchase price                     424         614
  Purchases of property, plant, and equipment             (769)       (853)
  Proceeds from sale of property, plant, and
    equipment                                              238          51
                                                      --------    --------

Net cash used in investing activities                  (19,224)       (188)
                                                      --------    --------

Financing Activities:
  Net proceeds from issuance of Company common
    stock                                               43,188           -
  Issuance of note payable to parent company            12,000           -
  Repayment of note payable to parent company          (12,000)          -
  Net transfers from parent company                          -       3,448
                                                      --------    --------

Net cash provided by financing activities               43,188       3,448
                                                      --------    --------

Exchange Rate Effect on Cash                                94         106
                                                      --------    --------

Increase (Decrease) in Cash and Cash Equivalents        23,536          (4)
Cash and Cash Equivalents at Beginning of Period        24,960       2,386
                                                      --------    --------

Cash and Cash Equivalents at End of Period            $ 48,496    $  2,382
                                                      ========    ========

Noncash Activities:
  Transfer of acquired business from parent
    company                                           $      -    $  1,913


The accompanying notes are an integral part of these consolidated financial statements.

                                ONIX SYSTEMS INC.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by ONIX Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Initial Public Offering

    On March 30, 1998, the Company sold 3,300,000 shares of its common stock in an initial public offering at $14.50 per share for net proceeds of $43,188,000. Following the initial public offering, Thermo Instrument Systems Inc. owned approximately 68% of the Company's outstanding common stock.

3.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                 Three Months Ended      Six Months Ended
                                 ------------------     ------------------
(In thousands except             July 4,   June 28,     July 4,   June 28,
per share amounts)                  1998       1997        1998       1997
--------------------------------------------------------------------------
Basic
Net income                       $ 3,203    $ 2,135     $ 5,420    $ 3,741
                                 -------    -------     -------    -------

Weighted average shares           15,606     10,667      14,065     10,667
                                 -------    -------     -------    -------

Basic earnings per share         $   .21    $   .20     $   .39    $   .35
                                 =======    =======     =======    =======

Diluted
Net income                       $ 3,203    $ 2,135     $ 5,420    $ 3,741
                                 -------    -------     -------    -------

Weighted average shares           15,606     10,667      14,065     10,667
Effect of stock options                4          -           5          -
                                 -------    -------     -------    -------

Weighted average shares,
  as adjusted                     15,610     10,667      14,070     10,667
                                 -------    -------     -------    -------

Diluted earnings per share       $   .21    $   .20     $   .39    $   .35
                                 =======    =======     =======    =======

                                ONIX SYSTEMS INC.

    The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 521,895 of such options outstanding, with an exercise price of $14.25 per share.

4.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This
pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. In general, comprehensive income combines net income and "other comprehensive income," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1998 and 1997, the Company's comprehensive income totaled $3,197,000 and $2,239,000, respectively. During the first six months of 1998 and 1997, the Company's comprehensive income totaled $5,663,000 and $3,933,000, respectively.

5.  Subsequent Event

    On July 7, 1998, the Company acquired the capital stock of certain businesses of the Mid-South Companies for $12.7 million in cash. This acquisition will be accounted for using the purchase method of accounting and its results will be included in the Company's results from the date of acquisition. The businesses acquired include Mid-South Controls and Services Inc., which specializes in the assembly and service of wellhead measurement, control, and safety shutdown systems that are required by oil and gas companies operating offshore platforms, and Mid-South Power Systems Inc., which provides electrical generators, switchgear, and motor control units that are used in a wide variety of industrial applications.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

    The Company's products are sold primarily to participants in process industries, including oil and gas producers, processors, and distributors, and chemical companies, as well as water/wastewater, iron, steel, electric utility, minerals and mining, and pulp and paper companies. In 1997, customers in the oil and gas industries accounted for approximately 61% of the Company's total revenues, with such revenues derived from both the production segment and the refining and petrochemical segments of the industry. Demand for the Company's products and services within the oil and gas industry is dependent upon the level of capital spending by oil and gas companies for production and distribution. This in turn is affected by current and anticipated oil and gas prices; the discovery rate of new oil and gas reserves; political, regulatory, and economic conditions; and the ability of oil and gas companies to obtain capital. Decreases in oil and gas activities could have a significant adverse effect upon the demand for the Company's products and related services, which would materially adversely affect the Company's business, financial condition, and results of operations.

    Sales originating outside of the United States and export revenues from the United States accounted for approximately 25% and 18%, respectively, of total revenues in 1997. Export sales in 1997 were made primarily to the United
Kingdom, Japan, and South Korea. During 1997, exports from the Company's U.S. and foreign operations to the Far East were approximately 8% of total revenues. The Far East is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. Although the Company's export sales to the Far East have not been materially affected in the first six months of 1998, such sales could be adversely affected by the unstable economic conditions there. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies.

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Revenues increased 32% to $38.4 million in the second quarter of 1998 from $29.0 million in the second quarter of 1997. Revenues increased $7.6 million due to the inclusion of revenues from acquired businesses, consisting principally of $4.8 million in revenues from the Peek Measurement Business, acquired in November 1997, and $2.4 million in revenues from Fluid Data acquired in December 1997. Revenues from existing businesses increased primarily due to higher sales of industry-specific instruments as a result of an increase in spending by the production segment of the oil and gas industry and, to a lesser extent, increased sales of level density instruments.

    The gross profit margin increased to 43% in the second quarter of 1998 from 41% in the second quarter of 1997, primarily due to the inclusion of higher-margin revenues from acquired businesses and, to a lesser extent, an increase in higher-margin revenues from industry-specific instruments.

    Selling, general, and administrative expenses as a percentage of revenues increased to 25% in the second quarter of 1998 from 23% in the second quarter of 1997, primarily due to higher selling, general, and administrative expenses as a percentage of revenues at acquired businesses.

    Research and development expenses increased to $2.4 million during the second quarter of 1998 from $1.6 million in the second quarter of 1997. This increase was primarily due to acquisitions and, to a lesser extent, an increase in spending at certain industry-specific instrument and level density businesses.

    Interest income in the second quarter of 1998 primarily represents interest earned on the invested proceeds from the Company's March 1998 initial public offering and third quarter 1997 private placement of common stock.

    The effective tax rates were 39% and 40% in the second quarter of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

    The arbitration panel, in an arbitration proceeding in which the Company was involved, rendered its decision in June 1998. Thermo Electron Corporation, Thermo Instrument, and certain affiliates of Thermo Instrument, including TN Technologies, a wholly owned subsidiary of the Company, were joint defendants in this matter. The matter was resolved with no liability for damages on the part of the Company.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products purchased as well as products sold by the Company. While there can be no assurance that all problems arising from the year 2000 will be identified and resolved satisfactorily prior to the end of 1999, the Company presently believes that the year 2000 issue will not pose significant operational problems for the Company or have a material effect on future results of operations.

First Six Months 1998 Compared With First Six Months 1997

    Revenues increased 36% to $75.6 million in the first six months of 1998 from $55.4 million in the first six months of 1997. Revenues increased $16.6 million due to the inclusion of revenues from acquired businesses, consisting principally of $9.7 million in revenues from the Peek Measurement Business and $5.2 million in revenues from Fluid Data. Revenues from existing businesses increased primarily due to higher sales of industry-specific instruments as a result of an increase in spending by the production segment of the oil and gas industry and, to a lesser extent, increased sales of level density instruments.

    The gross profit margin increased to 42% in the first six months of 1998 from 40% in the first six months of 1997, primarily due to the inclusion of higher-margin revenues from acquired businesses and, to a lesser extent, an increase in higher-margin revenues from industry-specific instruments.

    Selling, general, and administrative expenses as a percentage of revenues increased to 25% in the first six months of 1998 from 24% in the first six months of 1997, primarily due to higher selling, general, and administrative expenses as a percentage of revenues at acquired businesses.

    Research and development expenses increased to $4.6 million during the first six months of 1998 from $3.0 million in the first six months of 1997. This increase was primarily due to acquisitions and, to a lesser extent, an increase in spending at certain industry-specific instrument and level density businesses.

    Interest income in the first six months of 1998 primarily represents interest earned on the invested proceeds from the Company's March 1998 initial public offering and third quarter 1997 private placement of common stock. Interest expense in the first six months of 1998 represents interest on indebtedness relating to the November 1997 acquisition of the Peek Measurement Business. In January 1998, the Company paid the $19.1 million purchase price for the Peek Measurement Business. The Company borrowed $12.0 million from Thermo Instrument to partially fund the payment. The $12.0 million was repaid in April 1998 following the Company's initial public offering.

    The effective tax rate was 40% in the first six months of 1998 and 1997. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

    Consolidated working capital was $90.9 million as of July 4, 1998, compared with $41.9 million as of January 3, 1998. Included in working capital are cash and cash equivalents of $48.5 million as of July 4, 1998, compared with $25.0 million as of January 3, 1998.

    During the first six months of 1998, the Company's operating activities used $0.5 million of cash. Cash flow from the Company's operations was offset by cash of $3.8 million used to fund a decrease in accounts payable primarily due to the timing of payments. In addition, the Company used $3.0 million to fund an increase in accounts receivable primarily due to end of quarter shipments in the Company's industry-specific and composition product businesses and, to a lesser extent, the timing of receipts.

    The Company used $19.2 million of cash for investing activities during the first six months of 1998. In January 1998, the Company paid Thermo Power the purchase price of $19.1 million for the Peek Measurement Business, acquired effective November 1997. The Company used $0.8 million for purchases of property, plant, and equipment during the first six months of 1998. The Company expects to expend approximately $1.0 million for property, plant, and equipment during the remainder of 1998.

    The Company's financing activities provided $43.2 million of cash during the first six months of 1998. The Company raised this cash from its March 1998 initial public offering of common stock (Note 2). In addition, the Company borrowed $12.0 million from Thermo Instrument to partially fund the payment for the Peek Measurement Business. The note to Thermo Instrument was repaid in April 1998, with a portion of the funds received from the Company's initial public offering.

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

PART II - OTHER INFORMATION

Item 2 - Use of Proceeds

    The Company sold 3,300,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-45333), which was declared effective by the Securities and Exchange Commission on March 24, 1998. The managing underwriters of the offering were Donaldson, Lufkin & Jenrette Securities Corporation, Lazard Freres & Co. LLC, and Gruntal & Co., L.L.C. The aggregate gross proceeds of the offering were $47,850,000. The Company's total expenses in connection with the offering were $4,662,000, of which $3,349,500 was for underwriting discounts and commissions, $1,195,500 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $117,000 was paid to Thermo Electron, the Company's ultimate parent company, for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $43,188,000. On April 10, 1998, $12,000,000 of such net proceeds was expended to repay the outstanding indebtedness owed to Thermo Instrument in connection with the acquisition of the Peek Measurement Business. As of July 4, 1998, the Company had also expended $363,000 of such net proceeds for the purchase of property, plant, and equipment, $2,388,000 for research and development, and $4,859,000 for working capital needs. As of July 4, 1998, the Company had expended an aggregate of $19,610,000 of such net proceeds. The Company invested the remaining net proceeds pursuant to a repurchase agreement with Thermo Electron. As of July 4, 1998, the Company had $48,496,000 of cash and cash equivalents.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August 1998.

                                       ONIX SYSTEMS INC.


                                       Paul F. Kelleher
                                       ----------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       ----------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                         Senior Vice President

                                ONIX SYSTEMS INC.

                                  EXHIBIT INDEX


Exhibit
Number      Description of Exhibit
-------------------------------------------------------------------------------
27          Financial Data Schedule.