Form 10-Q
period 1998-10-03
ONIX SYSTEMS INC
filed 1998-11-10
CIK 1047747

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                 -----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                Outstanding at October 30, 1998
     ----------------------------    -------------------------------
     Common Stock, $.01 par value               14,350,524

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                ONIX SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   October 3,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $37,523
    and $19,618 under repurchase agreement
    with affiliated company)                         $ 41,334     $ 24,960
  Accounts receivable, less allowances of $2,695
    and $2,155                                         33,527       32,583
  Inventories:
    Raw materials and supplies                         14,456       18,095
    Work in process                                    11,706        8,033
    Finished goods                                      6,980        6,804
  Deferred tax asset and other current assets           4,949        4,563
                                                     --------     --------

                                                      112,952       95,038
                                                     --------     --------

Property, Plant, and Equipment, at Cost                17,292       14,413
  Less: Accumulated depreciation and amortization       6,690        5,268
                                                     --------     --------

                                                       10,602        9,145
                                                     --------     --------

Other Assets                                              298           87
                                                     --------     --------

Cost in Excess of Net Assets of Acquired
  Companies (Note 3)                                   66,615       55,439
                                                     --------     --------
                                                     $190,467     $159,709
                                                     ========     ========

                                ONIX SYSTEMS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                 October 3,     January 3,
(In thousands except share amounts)                    1998           1998
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                 $  9,894       $ 12,775
  Accrued payroll and employee benefits               4,190          3,811
  Accrued income taxes                                3,399          3,455
  Deferred revenue                                    3,468          3,624
  Payable for repurchase of Company common stock      5,198              -
  Other accrued expenses (Note 6)                     9,691          9,918
  Due to parent company and affiliated companies      2,786         19,508
                                                   --------       --------

                                                     38,626         53,091
                                                   --------       --------

Deferred Income Taxes                                 1,680          1,680
                                                   --------       --------

Shareholders' Investment (Note 2):
  Common stock, $.01 par value, 50,000,000
    shares authorized; 15,606,307 and 12,306,307
    shares issued                                       156            123
  Capital in excess of par value                    144,121        100,966
  Retained earnings                                   9,684          3,150
  Treasury stock at cost, 591,183 shares             (5,197)             -
  Accumulated other comprehensive income (Note 5)     1,397            699
                                                   --------       --------

                                                    150,161        104,938
                                                   --------       --------

                                                   $190,467       $159,709
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                                ONIX SYSTEMS INC.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                  October 3, September 27,
(In thousands except per share amounts)                 1998          1997
--------------------------------------------------------------------------

Revenues                                             $39,851       $29,240
                                                     -------       -------

Costs and Operating Expenses:
  Cost of revenues                                    25,024        17,285
  Selling, general, and administrative expenses       10,024         6,893
  Research and development expenses                    2,373         1,678
  Restructuring costs (Note 6)                         1,161             -
                                                     -------       -------

                                                      38,582        25,856
                                                     -------       -------

Operating Income                                       1,269         3,384

Interest Income                                          588            14
                                                     -------       -------

Income Before Provision for Income Taxes               1,857         3,398
Provision for Income Taxes                               743         1,367
                                                     -------       -------

Net Income                                           $ 1,114       $ 2,031
                                                     =======       =======

Basic and Diluted Earnings per Share (Note 4)        $   .07       $   .19
                                                     =======       =======

Weighted Average Shares (Note 4):
  Basic                                               15,561        10,715
                                                     =======       =======

  Diluted                                             15,572        10,715
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                                ONIX SYSTEMS INC.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                           $115,434       $ 84,631
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues                                   68,578         50,367
  Selling, general, and administrative expenses      29,186         19,947
  Research and development expenses                   6,938          4,677
  Restructuring costs (Note 6)                        1,161              -
                                                   --------       --------

                                                    105,863         74,991
                                                   --------       --------

Operating Income                                      9,571          9,640

Interest Income                                       1,564             14
Interest Expense, Related Party                        (277)             -
                                                   --------       --------

Income Before Provision for Income Taxes             10,858          9,654
Provision for Income Taxes                            4,324          3,882
                                                   --------       --------

Net Income                                         $  6,534       $  5,772
                                                   ========       ========

Basic and Diluted Earnings per Share (Note 4)      $    .45       $    .54
                                                   ========       ========

Weighted Average Shares (Note 4):
  Basic                                              14,564         10,683
                                                   ========       ========

  Diluted                                            14,570         10,683
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                                ONIX SYSTEMS INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                       $  6,534       $  5,772
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                   3,232          2,397
      Provision for losses on accounts receivable       348            213
      Other noncash expenses                            180              -
      Changes in current accounts, excluding the
        effects of acquisitions:
          Accounts receivable                         1,220            718
          Inventories                                  (934)        (2,483)
          Other current assets                         (339)          (628)
          Accounts payable                           (5,037)        (2,816)
          Other current liabilities                    (510)        (2,149)
      Other                                             (17)           396
                                                   --------       --------

Net cash provided by operating activities             4,677          1,420
                                                   --------       --------

Investing Activities:
  Acquisition, net of cash acquired (Note 3)        (12,509)             -
  Payment to affiliated company for acquired
    business                                        (19,117)             -
  Refund of acquisition purchase price                  424            614
  Purchases of property, plant, and equipment        (1,157)        (1,114)
  Proceeds from sale of property, plant, and
    equipment                                           445             59
                                                   --------       --------

Net cash used in investing activities               (31,914)          (441)
                                                   --------       --------

Financing Activities:
  Net proceeds from issuance of Company common
    stock (Note 2)                                   43,188         19,590
  Issuance of note payable to parent company         12,000              -
  Repayment of note payable to parent company       (12,000)             -
  Net transfers from parent company prior to
    capitalization of Company                             -           (865)
                                                   --------       --------

Net cash provided by financing activities            43,188         18,725
                                                   --------       --------

Exchange Rate Effect on Cash                            423             62
                                                   --------       --------

Increase in Cash and Cash Equivalents                16,374         19,766
Cash and Cash Equivalents at Beginning of Period     24,960          2,386
                                                   --------       --------

Cash and Cash Equivalents at End of Period         $ 41,334       $ 22,152
                                                   ========       ========

                                ONIX SYSTEMS INC.
                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Noncash Activities:
  Fair value of assets of acquired companies       $ 14,550       $      -
  Cash paid for acquired companies                  (12,624)             -
                                                   --------       --------

    Liabilities assumed of acquired companies      $  1,926       $      -
                                                   ========       ========

  Transfer of acquired business from parent
    company                                        $      -       $  1,913
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by ONIX Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

3.   Acquisition

    On July 7, 1998, the Company acquired the capital stock of certain businesses of the Mid-South Companies for $12,624,000 in cash. The businesses acquired include Mid-South Controls and Services Inc., which specializes in the assembly and service of wellhead measurement, control, and safety shutdown systems that are required by oil and gas companies operating offshore platforms, and Mid-South Power Systems Inc., which provides electrical generators, switchgear, and motor control units that are used in a wide variety of industrial applications.

    The acquisition has been accounted for using the purchase method of accounting and its results have been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $7,300,000, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final purchase price allocation will differ materially from the preliminary estimate.

    Pro forma data is not presented since this acquisition was not material to the Company's results of operations.

4.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                              Three Months Ended        Nine Months Ended
                              -------------------      -------------------
(In thousands except          Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)               1998        1997         1998        1997
--------------------------------------------------------------------------
Basic
Net Income                    $ 1,114     $ 2,031      $ 6,534     $ 5,772
                              -------     -------      -------     -------

Weighted Average Shares        15,561      10,715       14,564      10,683
                              -------     -------      -------     -------

Basic Earnings per Share      $   .07     $   .19      $   .45     $   .54
                              =======     =======      =======     =======

Diluted
Net Income                    $ 1,114     $ 2,031      $ 6,534     $ 5,772
                              -------     -------      -------     -------

Weighted Average Shares        15,561      10,715       14,564      10,683
Effect of Stock Options            11           -            6           -
                              -------     -------      -------     -------

Weighted Average Shares,
  as Adjusted                  15,572      10,715       14,570      10,683
                              -------     -------      -------     -------

Diluted Earnings per Share    $   .07     $   .19      $   .45     $   .54
                              =======     =======      =======     =======

    The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 577,563 of such options outstanding, with exercise prices of $12.45 and $14.25 per share.

5.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. In general, comprehensive income combines net income and "other comprehensive income," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1998 and 1997, the Company's comprehensive income totaled $1,646,000 and $1,609,000, respectively. During the first nine months of 1998 and 1997, the Company's comprehensive income totaled $7,232,000 and $5,471,000, respectively.

6.   Restructuring Costs

    During the third quarter of 1998, the Company recorded restructuring costs of $1,161,000 relating to the consolidation of facilities and outsourcing of certain services. The restructuring costs consist of $912,000 related to severance costs for approximately 80 employees across all functions, $180,000 to write-off fixed assets no longer of use, and $69,000 to reserve for abandoned-facility payments in connection with these activities. The Company plans to complete implementation of such restructuring plan in early 1999. As of October 3, 1998, the Company had terminated 19 employees and had expended $55,000 of the reserve established for severance. The remaining reserve for severance and abandoned-facility payments of $926,000 is included in other accrued expenses in the accompanying balance sheet as of October 3, 1998.

7.   Proposed Reorganization

    On August 12, 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that the Company may be merged with two other Thermo Electron subsidiaries to form one combined majority-owned public subsidiary of Thermo Instrument. The Company's shareholders would receive shares of the common stock of the combined entity in exchange for their shares of the Company's common stock. The completion of this transaction is subject to numerous conditions, including the establishment of prices or exchange ratios; confirmation of anticipated tax consequences; the approval of the Board of Directors of the Company, Thermo Instrument, Thermedics Inc., and each of the other two Thermo Electron subsidiaries proposed to be merged with the Company, including the independent directors of the Company and such subsidiaries; the negotiation and execution of a definitive merger agreement; the receipt of fairness opinions from one or more investment banking firms on certain financial aspects of the transaction; the approval of Thermo Electron's Board of Directors; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction.

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

    Sales originating outside of the United States and export revenues from the United States accounted for approximately 25% and 18%, respectively, of total revenues in 1997. Export sales in 1997 were made primarily to the United Kingdom, Japan, and South Korea. During 1997, exports from the Company's U.S. and foreign operations to the Far East were approximately 8% of total revenues. The Far East is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. Although the Company's export sales to the Far East have not been materially affected in the first nine months of 1998, such sales could be adversely affected by the unstable economic conditions there. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S.dollar and foreign currencies.

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues increased 36% to $39.9 million in the third quarter of 1998 from $29.2 million in the third quarter of 1997. Revenues increased $12.3 million due to the inclusion of revenues from acquired businesses, consisting principally of $4.6 million in revenues from the Peek Measurement Business (Peek), acquired in November 1997, $2.1 million in revenues from Fluid Data, acquired in December 1997, and $4.9 million in revenues from Mid-South, acquired in July 1998 (Note
3). Revenues from existing businesses decreased primarily due to the effect of companies in the process sector reducing discretionary capital spending in anticipation of difficult market conditions.

    The gross profit margin decreased to 37.2% in the third quarter of 1998 from 40.9% in the third quarter of 1997, primarily due to the inclusion of lower-margin revenues at Mid-South and, to a lesser extent, an increase in lower-margin revenues from composition analysis instruments.

    Selling, general, and administrative expenses as a percentage of revenues increased to 25% in the third quarter of 1998 from 24% in the third quarter of 1997, primarily due to the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Peek.

    Research and development expenses increased to $2.4 million during the third quarter of 1998 from $1.7 million in the third quarter of 1997, primarily due to the inclusion of expenses at acquired businesses.

    During the third quarter of 1998, the Company recorded restructuring costs of $1.2 million related to the consolidation of facilities and outsourcing of certain services (Note 6).

    Interest income in the third quarter of 1998 primarily represents interest earned on the invested net proceeds from the Company's March 1998 initial public offering and third quarter 1997 private placement of common stock.

    The effective tax rate was 40% in the third quarter of 1998 and 1997. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues increased 36% to $115.4 million in the first nine months of 1998 from $84.6 million in the first nine months of 1997. Revenues increased $29.0 million due to the inclusion of revenues from acquired businesses, consisting principally of $14.2 million in revenues from the Peek Measurement Business, $7.3 million in revenues from Fluid Data, and $4.9 million from Mid-South. Revenues from existing businesses increased, primarily due to higher sales of industry-specific instruments as a result of an increase in spending by the production segment of the oil and gas industry.

    The gross profit margin remained relatively unchanged at 40.6% in the first nine months of 1998 and 40.5% in the first nine months of 1997.

    Selling, general, and administrative expenses as a percentage of revenues increased to 25% in the first nine months of 1998 from 24% in the first nine months of 1997, primarily due to the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Peek.

    Research and development expenses increased to $6.9 million during the first nine months of 1998 from $4.7 million in the first nine months of 1997, primarily due to the inclusion of expenses from acquired businesses and, to a lesser extent, an increase in spending at certain industry-specific instrument and level density businesses.

    Interest income in the first nine months of 1998 primarily represents interest earned on the invested net proceeds from the Company's March 1998 initial public offering and third quarter 1997 private placement of common stock. Interest expense in the first nine months of 1998 represents interest on indebtedness relating to the November 1997 acquisition of the Peek Measurement Business. In January 1998, the Company paid the $19.1 million purchase price for the Peek Measurement Business. The Company borrowed $12.0 million from Thermo Instrument to partially fund the payment. The $12.0 million was repaid in April 1998 following the Company's initial public offering.

    The effective tax rate was 40% in the first nine months of 1998 and 1997. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

    Consolidated working capital was $74.3 million as of October 3, 1998, compared with $41.9 million as of January 3, 1998. Included in working capital are cash and cash equivalents of $41.3 million as of October 3, 1998, compared with $25.0 million as of January 3, 1998.

    During the first nine months of 1998, the Company's operating activities provided $4.7 million of cash. Cash of $1.2 million was provided from a decrease in accounts receivable primarily due to increased collection efforts within the composition analysis segment. Cash of $5.0 million was used to fund a decrease in accounts payable, primarily due to the timing of payments.

    The Company's investing activities used $31.9 million of cash during the first nine months of 1998. The Company expended $12.5 million, net of cash acquired, for the acquisition of Mid-South (Note 3). In January 1998, the Company paid the $19.1 million purchase price for the Peek Measurement Business, acquired in November 1997. The Company used $1.2 million for purchases of property, plant, and equipment during the first nine months of 1998 and expects to expend approximately $0.8 million for capital additions during the remainder of 1998.

    The Company's financing activities provided $43.2 million of cash during the first nine months of 1998, reflecting the Company's March 1998 initial public offering of common stock (Note 2). The Company borrowed $12.0 million from Thermo Instrument to partially fund the payment for the Peek Measurement Business. The $12.0 million note was repaid in April 1998, following the Company's initial public offering.

    In September 1998, the Company's Board of Directors authorized the repurchase by the Company of up to $10.0 million of its own stock, through September 25, 1999, in the open market, or in negotiated transactions. Through October 3, 1998, the Company had committed $5.2 million under this authorization, which was payable as of October 3, 1998, in settlement of trades executed prior to that date.

    Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. The Company expects that it will finance these acquisitions through a combination of internal funds or short-term borrowings from Thermo Instrument or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The

Company is currently in the process of upgrading or replacing its noncompliant systems. In most cases, such upgrades or replacements are being made in the ordinary course of business. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products and may offer upgrades or alternative products where reasonably practicable.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plan

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers, increasing inventories and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(d) Use of Proceeds

    The Company sold 3,300,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-45333), which was declared effective by the Securities and Exchange Commission on March 24, 1998. The managing underwriters of the offering were Donaldson, Lufkin & Jenrette Securities Corporation, Lazard Freres & Co. LLC, and Gruntal & Co., L.L.C. The aggregate gross proceeds of the offering were $47,850,000. The Company's total expenses in connection with the offering were $4,662,000, of which $3,349,500 was for underwriting discounts and commissions; $1,195,500 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates); and $117,000 was paid to Thermo Electron, the Company's ultimate parent company, for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $43,188,000. On April 10, 1998, $12,000,000 of such net proceeds was expended to repay the outstanding indebtedness owed to Thermo Instrument in connection with the acquisition of the Peek Measurement Business. As of October 3, 1998, the Company had also expended $751,000 of such net proceeds for the purchase of property, plant, and equipment; $4,761,000 for research and development; and $2,317,000 for working capital needs. As of October 3, 1998, the Company had expended an aggregate of $19,829,000 of such net proceeds. The Company invested the remaining net proceeds pursuant to a repurchase agreement with Thermo Electron. As of October 3, 1998, the Company had $41,334,000 of cash and cash equivalents.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On August 13, 1998, the Company filed a Current Report on Form 8-K dated August 12, 1998, with respect to a proposed reorganization by the Company's ultimate parent corporation, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

    On September 30, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998, with respect to restructuring costs recorded during the third quarter of 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November 1998.

                                       ONIX SYSTEMS INC.



                                       Paul F. Kelleher
                                       ----------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       ----------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                         Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
----------------------------------------------------------------------------
  27       Financial Data Schedule.