Form 10-K
period 1999-01-02
ONIX SYSTEMS INC
filed 1999-03-29
CIK 1047747

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended January 2, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

                       Commission file number 1-13975

                             ONIX SYSTEMS INC.
           (Exact name of Registrant as specified in its charter)

Delaware                                                         76-0546330
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

22001 North Park Drive
Kingwood, TX                                                     77339-3804
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
 ----------------------------       -----------------------------------------
 Common Stock, $.01 par value                 American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $17,621,000.

As of January 29, 1999, the Registrant had 14,357,524 shares of common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                   PART I

Item 1. Business

(a) General Development of Business

    The businesses of ONIX Systems Inc. ( the Company or the Registrant) operate in two segments: Measurement Instruments and Industry-specific Systems. Through its Measurement Instruments segment, the Company manufactures field measurement instruments and on-line sensors in four general product areas: flow, level and density, composition analysis, and data acquisition and display instruments. Flow instruments consist of a range of instruments designed to measure and control the flow of liquids and gases. These instruments include gas flow computers, noncontacting ultrasonic flow meters, turbine flow meters, and air flow measurement systems. Level and density instruments incorporate sophisticated technologies that measure and control the level and density of liquid and solid materials and the density of gaseous materials. These instruments include intelligent point-level and continuous-level measurement instruments. The composition analysis instruments are used for on-line analysis of the chemical composition of solids, liquids, and gases and include sulfur analyzers, infrared and ultraviolet spectrometers, gas chromatographs, portable elemental analysis instruments, and on-line mass spectrometers. Data acquisition and display instruments gather information from process sensors and record, display, and present the information for analysis, control, and historical data storage. The Company's instruments include strip chart recorders, paperless recorders, AC harmonic analyzers, and data acquisition and analysis systems.

    Through its Industry-specific Systems segment, the Company offers sophisticated sensor systems that are used to provide real-time measurement, data collection, recording, analysis, and local control of process functions. These special purpose instruments and sensors include rod pump controllers, remote terminal units, gas-injection systems, and wellhead safety systems. In July 1998, the Company's Industry-specific Systems segment acquired certain businesses of the Mid-South Companies for $12.6 million in cash, including Mid-South Controls and Services Inc., which specializes in the assembly and service of wellhead measurement, control, and safety shutdown systems that are required by oil and gas companies operating offshore platforms, and Mid-South Power Systems Inc., which provides electrical generators, switchgear, and motor control units that are used in a wide variety of industrial applications.

     The Company was incorporated in August 1997. In connection with the Company's incorporation, Thermo Instrument Systems Inc., a majority-owned subsidiary of Thermo Electron Corporation, transferred to the Company all of the stock of CAC Inc., CAC Limited, Flow Automation Inc., Flow Automation U.K. Limited, VG Gas Analysis Systems Inc., Westronics Inc., Houston Atlas Inc., TN Technologies Inc., and Kay-Ray/Sensall Inc. in exchange for 10,666,667 shares of the Company's common stock. The Company acquired the Peek Measurement Business from Thermo Power Corporation effective November 1997, and both the Rustrak Ranger Logger product line from a subsidiary of Danaher Corporation and the business of Fluid Data, Inc. from Elsag-Bailey, Inc in December 1997. On March 30, 1998, the Company sold 3,300,000 shares of its common stock in an initial public offering at $14.50 per share for net proceeds of $43.7 million. As of January 2, 1999, Thermo Instrument owned 11,524,867 shares of the Company's common stock, representing 80% of such stock outstanding. During 1998*, Thermo Instrument purchased 858,200 shares of the Company's common stock on the open market for $5.3 million. Thermo Instrument is a worldwide leader in the development, manufacture, and marketing of measurement instruments used to monitor, collect, and analyze information. These systems are used for multiple applications in a range of industries, including industrial processing, food and beverage production, life sciences research, and medical diagnostics. Thermo Instrument is an 85%-owned subsidiary of Thermo Electron. As of January 2, 1999, Thermo Electron owned 104,700 of the Company's outstanding common stock representing 1% of such stock outstanding. During 1998, Thermo Electron purchased these shares in the open market at a total cost of $0.7 million. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies.

--------------------
* References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words " believes," " anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b) Financial Information About Segments

    Financial information concerning the Company's segments is summarized in
Note 9 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c) Description of Business

    (i) Principal Products and Services

Measurement Instruments

    Flow Instruments

    The Company designs, develops, markets, and services a broad product line of mechanical and electronic flow measurement instruments that measure and control the flow of liquids and gases. The Company's flow measurement instruments include intelligent microprocessor-controlled flow computers, which are remotely installed electronic flow metering instruments, often solar powered, that are connected to the primary flow meters installed directly in the customer's pipeline; noncontacting flow meters that use ultrasonic technology mounted outside a customer's pipe; in-line turbine meters, which are designed to function in a wide variety of operating conditions, including corrosive fluids, high pressure gases, extreme temperatures, and sanitary and hazardous environments; and insertion turbine meters for use where in-line monitoring is not economically or operationally viable, such as in large pipelines or where pressure drop is critical.

    The Company's field flow computers are primarily used by customers in the natural gas industry to monitor, record, and communicate the flow of natural gas at custody transfer points in the natural gas distribution chain. The Company's ultrasonic flow meters, utilizing both transit time and Doppler technologies, are sold primarily to customers in the water and wastewater industry for a variety of applications. The Company believes that it is the world leader in Doppler ultrasonic flow meters. The Company sells its turbine and impeller meters to customers throughout the world in a diverse range of industries, including the oil and gas, chemical processing, petrochemical, pharmaceutical, semiconductor, pulp and paper, aerospace, automotive, food and beverage, power generation, and water and wastewater industries. The Company's air flow measurement systems are used for a variety of air flow applications, including drying, paint spraying, combustion, and clean room pressurization.

    The Company's flow instruments for the oil and gas industry are primarily sold through a direct sales force. The Company's flow instruments for other industries are primarily sold through independent sales representatives or distributors supported by local sales managers and application specialists.

    Level and Density Instruments

    The Company designs, develops, markets, and services intelligent point-level, continuous-level, and density measurement instruments that use a variety of sophisticated technologies, including gamma, radar, ultrasonic, and vibrational measurement techniques, to meet the cost and application-specific needs of process industry participants within targeted markets. The Company believes that it is the world leader in level measurement instruments incorporating gamma measuring technology and point-level measurement instruments incorporating ultrasonic measuring technology and that it is the only U.S. manufacturer of continuous-level instruments incorporating radar measuring technology. The Company's level and density measurement instruments are designed to ensure increased accuracy and reliability despite harsh process environments. In addition, they are primarily noncontacting and, therefore, well-suited for use in industrial processes that involve harmful or toxic materials, which cause maintenance problems for traditional contacting techniques. The Company's point-level instruments measure the presence or absence of a substance, while its continuous-level instruments measure the changing level of a substance on an ongoing basis.

    The Company's level measurement instruments are used by several targeted industries, including the oil and gas, chemical, mineral and mining, iron and steel, pharmaceutical, water and wastewater, and pulp and paper industries. Customers in these industries store large quantities of materials in tanks or other storage vessels and use the Company's instruments to either continuously measure and monitor levels of the stored materials or to ensure the presence of either a minimum or maximum amount of the material. The Company's density measurement products are used primarily in the paper industry to measure pulp consistency and in the oil and gas industry by pipeline companies responsible for transporting refined petroleum products.

    The Company's level and density instruments are primarily sold through independent sales representatives or distributors supported by local sales managers and application specialists.

    Composition Analysis Instruments

    The Company designs, develops, markets, and services a variety of instruments designed to analyze the chemical composition of solids, liquids, and gases. These products include lead acetate-based and chemiluminescent sulfur analyzers, which utilize fiber optics and precision colorimetry for field and on-line measurement of the sulfur content in liquid and gaseous materials; a photodiode spectrometer used for gasoline blending optimization; on-line gas chromatographs, which are utilized in content and purity analysis of natural gas and light hydrocarbon liquids, including butane and propane; portable XRF-elemental analysis instruments that use proprietary sensors to provide accurate, real-time analysis of the presence of metals and the composition of alloys; and on-line mass spectrometers that provide highly accurate, real-time analysis of the type and content of a variety of gases at multiple points within a customer's operations. The Company believes that it is a leader in the market for portable elemental analysis instruments, process sulfur monitors, and on-line mass spectrometers.

    Customers use the Company's portable elemental analysis instruments for field composition analysis of alloys, analysis of the presence of lead within paint, and composition analysis of the metallic content of soil, particularly at Superfund sites. The Company's mass spectrometers are used in a variety of process industries, including the petrochemical, pharmaceutical, iron and steel, and semiconductor industries for real-time, ultrasensitive measurement of gases.

    The Company's composition analysis instruments are primarily sold through independent sales representatives or distributors supported by local sales managers and application specialists.

    Data Acquisition and Display Instruments

    The Company also offers data acquisition systems, paper and paperless strip chart recorders, process alarm monitors, current-to-pressure and pressure-to-current transducers, and AC-power monitoring instruments to customers in the power generation and transmission, petrochemical, chemical, pulp and paper, water and wastewater, and pharmaceutical industries. The Company's strip chart recorders are designed to continuously and accurately measure, display, and record critical variables within an industrial or manufacturing process and provide plant managers with valuable information regarding flow, level, density, temperature, and pressure. The Company's alarm monitoring systems provide an interface for sensors measuring pressure, temperature, vibration, or gas detection, which in turn allow critical alarm conditions to be displayed or communicated to a centralized control system. The Company's current-to-pressure and pressure-to-current transducers are used for valve positioning in processing plants for the chemical, petrochemical, power generation, pulp and paper, and pharmaceutical industries.

    The Company's data acquisition and display instruments are primarily sold through independent sales representatives or distributors supported by local sales managers and application specialists.

Industry-specific Systems

    The Company's industry-specific systems segment specializes in the development, installation, and service of scalable and redundant rod pump controllers and RTUs that are utilized to automate the measurement, control, safety, and environmental protection needs in onshore and offshore oil and gas production and pipeline transmission. These products incorporate microprocessor-based, smart technologies to provide customers with a variety of functions, including gas flow measurement and custody transfer data.

    In addition, the Company offers a range of wellhead safety control products that monitor, control, and provide failsafe shutdown of oil and gas production wells. To complement these products, the Company developed a subsea control system to assist in oil production from reserves below the ocean floor. The control system, designed to operate at a maximum depth of 3,000 meters, rests on the ocean floor to monitor, analyze, and locally control the level and flow of oil in up to four oil wells. It is connected to operations located on the ocean surface by an umbilical line with electrical and hydraulic connections. This product is designed to offer a more efficient and cost-effective alternative to traditional offshore drilling, which requires substantial time and expense in building and later disassembling surface drilling platforms. The control system also allows oil companies to access oil reserves that would otherwise be inaccessible either because of their location or cost. The control system was first presented and exhibited in late 1997 at an offshore engineering conference in Aberdeen, Scotland.

      The Company's industry-specific systems are primarily sold through a direct sales force with industry-specific expertise.

    (ii) and (xi) New Products; Research and Development

    The Company maintains active programs for the development and introduction of new products and improvements to existing products. In 1998, the Company introduced several new products to serve various industries. The Company has received its first order for Artemis, its new subsea control system, which rests on the ocean floor and controls safety valves and the flow of oil from an offshore oil well for economical offshore oil production. The Hydra SX, a patented dual-frequency, ultrasonic doppler flowmeter, is used in the water and wastewater industry. This noncontacting measurement instrument is positioned outside the pipe for ease of use and maintenance, without touching the measured materials. Also introduced in 1998 was the Metallurgist Pro, a portable metals analyzer for immediate determination of material composition in industrial facilities. The Company also launched the patented Zircon point-level capacitance sensor, a measurement sensor that makes point-level measurements of liquids and solids for process control industry applications.

    During 1998, 1997, and 1996, research and development expenses were $9.2 million, $6.8 million, and $5.6 million, respectively.

    (iii) Raw Materials

    The Company believes that there is more than one source for the major components of its products. If, however, the Company were to experience any shortage in any of the major components of its products due to supply shortages or other reasons, including reasons beyond its control, the Company's business, financial condition, and results of operations would be adversely affected.

    (iv)   Patents, Licenses, and Trademarks

    The Company's success depends in part on the strength and protection of its proprietary methodologies and designs and other proprietary intellectual rights. The Company relies upon a combination of patent, trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect its proprietary rights. The Company seeks to limit access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter the misappropriation of its proprietary information, that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights, or that competitors will not be able to develop similar technology independently.

    (v) Seasonal Influences

    There are no significant seasonal influences on the Company's sales of its products.

    (vi) Working Capital Requirements

    There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

    (vii) Dependency on a Single Customer

    No customer represented 10% or more of the Company's total revenues in any of the past three years.

    (viii) Backlog

      The Company's backlog of firm orders at year-end 1998 and 1997 was:

(In thousands)                                                                              1998      1997
---------------------------------------------------------------------------------------- -------- ---------

Measurement Instruments                                                                  $13,613  $ 17,097
Industry-specific Systems                                                                 10,942     9,409
                                                                                         -------  --------

                                                                                         $24,555  $ 26,506
                                                                                         =======  ========


    The Company believes that substantially all of the backlog as of January 2, 1999, will be shipped during 1999. Certain of such firm orders are cancelable by the customer upon payment of a cancellation charge. The decrease in the backlog in the Measurement Instruments segment resulted from a worldwide decrease in capital spending in the oil and gas, chemical, semiconductor, and iron and steel industries.

    (ix)  Government Contracts

    Not applicable.

    (x) Competition

    The Company believes that its ability to compete successfully in the market for field measurement instruments and on-line sensors depends upon a number of factors both within and beyond its control, including quality and reliability; technical features; accuracy; ease of use; product pricing; reputation for aftermarket service; timing of new product releases and enhancements by the Company and its competitors; name recognition; the establishment of strategic alliances; and industry and general economic trends. In addition, the Company competes with companies using proprietary technologies that may be viewed as cost-effective alternatives to the technologies incorporated into the Company's products.

    In both its Measurement Instruments and Industry-specific Systems segments, the Company competes with a few large competitors, including Fisher-Rosemount, a division of Emerson Electric Co., and Asea Brown Boveri (Holding) Ltd. (ABB). Within its Measurement Instruments segment, the Company also competes with such large companies as Elsag Bailey Process Automation N.V., a division of ABB, and Yokogawa Electric Corporation, as well as smaller-sized competitors. The field measurement instruments and on-line sensors market segment of the process control market is highly fragmented and intensely competitive, and the Company expects competition to continue to increase. The Company's Industry-specific Systems segment competes with many companies within specific industries. As the technologies used within the process measurement industry continue to develop, the Company expects to face increasing competition in the future from emerging competitors.

    Certain of the Company's current and potential competitors have significantly greater financial, marketing, technical, and other competitive resources, as well as greater name recognition, than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, and may be able to devote greater resources to the promotion and sale of their products. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. An increase in competition could result in price reductions and loss of market share, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

    (xii)  Environmental Protection Regulations

    The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

    (xiii) Number of Employees

    As of January 2, 1999, the Company employed approximately 900 people.

(d) Financial Information About Geographic Areas

    Financial information about geographic areas is summarized in Note 9 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(e) Executive Officers of the Registrant

     Name                 Age  Present Title (Fiscal Year First
                               Became Executive Officer)
     -----------------------------------------------------------------

     William J. Zolner     55  President, Chief Executive Officer,
                                 and Director (1997)
     C.R. (Neil) Duarte    55  Vice President (1997)
     B.C. Holstead         63  Vice President (1997)
     Mark Whitman          44  Vice President (1997)
     Theo Melas-Kyriazi    39  Chief Financial Officer  (1998)
     Paul F. Kelleher      56  Chief Accounting Officer (1997)

    Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Dr. Zolner has been President, Chief Executive Officer, and a Director of the Company since its inception. Mr. Duarte has served as Vice President of the Company since its inception and as President of the Company's Flow Automation subsidiary since 1992. Mr. Holstead has served as Vice President of the Company since its inception and has served as President of CAC since October 1997. Mr. Holstead served in various positions with CAC from 1991 to October 1997. Mr. Whitman has served as Vice President of the Company since its inception, President of TN Technologies since 1994, and in various positions at a number of subsidiaries of the Company since 1981. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. In 1994, he was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument. In 1998, he became Vice President of Corporate Strategy for Thermo Electron. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron. Mr. Kelleher has held comparable positions for at least five years with Thermo Instrument or Thermo Electron. Mr. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.    Properties

Measurement Instruments

    The Measurement Instruments segment leases approximately 365,000 square feet of office, engineering, laboratory, and production space, principally in Texas, Illinois, North Carolina, the United Kingdom, and Canada, under leases expiring from 1999 to 2007, and owns approximately 67,000 square feet of office, engineering, and production space in Indiana.

Industry-specific Systems

    The Industry-specific Systems segment leases approximately 97,000 square feet of office, engineering, production, laboratory, and warehouse space, principally in Texas, New Jersey, Louisiana, and Mexico, under leases expiring from 1999 to 2007, and owns approximately 42,000 square feet of office, engineering, and production space in the United Kingdom and Louisiana.

    The Company believes that both the Measurement Instruments and Industry-specific Systems segments' facilities are in good condition and are suitable and adequate for its present operations. With respect to leases expiring in the near future, in the event the Company does not renew such leases, the Company believes suitable alternate space is available for lease on acceptable terms.

Item 3. Legal Proceedings

    Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders

    Not applicable.

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Information concerning the market and market price for the Registrant's common stock, $.01 par value, and divided policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

(b) Use of Proceeds

    The Company sold 3,300,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-45333), which was declared effective by the Securities and Exchange Commission on March 24, 1998. The managing underwriters of the offering were Donaldson, Lufkin & Jenrette Securities Corporation, Lazard Freres & Co. LLC, and Gruntal & Co., L.L.C. The aggregate gross proceeds of the offering were $47,850,000. The Company's total expenses in connection with the offering were $4,166,000, of which $3,349,500 was for underwriting discounts and commissions; $699,500 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates); and $117,000 was paid to Thermo Electron, the Company's ultimate parent company, for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $43,684,000. On April 10, 1998, $12,000,000 of such net proceeds was expended to repay the outstanding indebtedness owed to Thermo Instrument in connection with the acquisition of the Peek Measurement Business. On July 7, 1998, $12,509,000 of such net proceeds was expended to acquire the capital stock of certain businesses of the Mid-South Companies. As of January 2, 1999, the Company had also expended $1,064,000 of such net proceeds for the purchase of property, plant, and equipment; $7,055,000 for research and development; and $2,366,000 for working capital needs. As of January 2, 1999, the Company had expended an aggregate of $34,994,000 of such net proceeds. The Company invested the remaining net proceeds pursuant to a repurchase agreement with Thermo Electron. As of January 2, 1999, the Company had $33,373,000 of cash and cash equivalents.

Item 6. Selected Financial Data

    The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements as of January 2, 1999, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

                                  PART III
Item 10. Directors and Executive Officers of the Registrant

    The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

    The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

    The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a,d)  Financial Statements and Schedules

    (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

    (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

    (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

    List of Financial Statements and Schedules Referenced in this Item 14

    Information incorporated by reference from Exhibit 13 filed herewith:

       Consolidated Statement of Income
       Consolidated Balance Sheet
       Consolidated Statement of Cash Flows
       Consolidated Statement of Comprehensive Income and Shareholders'
        Investment
       Notes to Consolidated Financial Statements
       Report of Independent Public Accountants

    Financial Statement Schedules filed herewith:

       Schedule II:  Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Reports on Form 8-K

    On December 10, 1998, the Company filed a Current Report on Form 8-K, with respect to a proposed reorganization by the Company's ultimate parent corporation, Thermo Electron, involving certain of Thermo Electron's subsidiaries, including the Company.

(c) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1999               ONIX SYSTEMS INC.


                                By: /s/ William J. Zolner
                                    William J. Zolner
                                    President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 29, 1999.

Signature                       Title


By: /s/ William J. Zolner       President, Chief Executive Officer, and Director
    William J. Zolner

By: /s/ Theo Melas-Kyriazi      Chief Financial Officer
    Theo Melas-Kyriazi

By: /s/ Paul F. Kelleher        Chief Accounting Officer
    Paul F. Kelleher

By: /s/ David J. Beaubien       Director
    David J. Beaubien

By: /s/ Frank Jungers           Director
    Frank Jungers

By: /s/ Earl R. Lewis           Chairman of the Board and Director
    Earl R. Lewis

By: /s/ Arvin H. Smith          Director
    Arvin H. Smith

                  Report of Independent Public Accountants

To the Shareholders and Board of Directors of ONIX Systems Inc.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ONIX Systems Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 11 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



Boston, Massachusetts
February 16, 1999


SCHEDULE II

                                ONIX SYSTEMS INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)

Description                                      Provision    Accounts    Accounts   Other (a)     Balance
                                    Balance at  Charged to   Recovered     Written                  at End
                                     Beginning     Expense                     Off                 of Year
                                            of
                                          Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

Allowance for Doubtful Accounts

Year Ended January 2, 1999              $2,155      $  423      $   45      $ (926)     $  244      $1,941

Year Ended January 3, 1998              $1,347      $  674      $    9      $ (488)     $  613      $2,155

Year Ended December 28, 1996            $1,360      $  283      $    7      $ (667)     $  364      $1,347


Description                             Balance at   Established      Activity      Other (c)      Balance
                                         Beginning    as Cost of       Charged                      at End
                                           of Year  Acquisitions            to                     of Year
                                                                       Reserve
------------------------------------- ------------- ------------- ------------ ------------- -------------

Accrued Acquisition Expenses (b)

Year Ended January 2, 1999                 $   312       $   686       $ (657)      $     -       $   341

Year Ended January 3, 1998                 $ 1,396       $   329       $ (408)      $(1,005)      $   312

Year Ended December 28, 1996               $   852       $ 1,220       $ (653)      $   (23)      $ 1,396


Description                             Balance at  Restructuring        Cash      Other (f)       Balance
                                         Beginning          Costs    Payments                       at End
                                           of Year     Charged to                                  of Year
                                                      Expense (e)
------------------------------------- ------------- ------------- ------------ ------------- -------------

Accrued Restructuring Costs (d)

Year Ended January 2, 1999                  $    -       $   742       $ (310)      $     3        $   435

(a) Includes allowances of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's 1998 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.
(d) The nature of activity in this account is described in Note 8 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(e) Excludes provision of $0.2 million for fixed asset write-downs.
(f) Includes the effect of foreign currency translation.

                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

2* Share Purchase Agreement dated January 29, 1998, between Thermo Power Corporation and the Registrant relating to the acquisition of the Peek Measurement Business.

3.1*       Certificate of Incorporation of the Registrant.

3.2*       By-laws of the Registrant.

4*         Specimen Common Stock Certificate.

10.1* Corporate Services Agreement dated as of August 21, 1997, between Thermo Electron Corporation and the Registrant.

10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1993
           [File No. 1-8002] and incorporated herein by reference).

10.3* Tax Allocation Agreement dated as of August 21, 1997, between Thermo Electron and the Registrant.

10.4* Master Repurchase Agreement dated as of August 21, 1997, between Thermo Electron and the Registrant.

10.5* Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of January 5, 1998, between Thermo Electron and the Registrant.

10.6* Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of January 5, 1998, between Thermo
           Instrument Systems Inc. and the Registrant.

10.7* Stock Transfer Agreement dated August 21, 1997, between Thermo Instrument and the Registrant.

10.8* Indemnification Agreement dated as of August 21, 1997, between Thermo Instrument and the Registrant.

10.9*      Form of Deferred Compensation Plan for Directors of the
           Registrant.

10.10* Form of Indemnification Agreement for Officers and Directors of the Registrant.

10.11* Lease Agreement dated June 4, 1990, between Crow-Gottesman-Hill #43, as landlord and TN Technologies Inc., as tenant for property located in the City of Round Rock, Williamson County, Texas.

10.12*     Equity Incentive Plan of the Registrant.

           In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Instrument for services rendered to the Registrant or to such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

10.13* Lease Agreement dated as of November 1, 1997, between Thermo Instrument, as landlord, and CAC Inc., as tenant.

Exhibit
Number     Description of Exhibit

10.14* Lease Agreement dated as of January 1, 1998, between Peek Traffic Ltd., as landlord, and Peek Measurement Ltd., as tenant.

 13 Annual Report to Shareholders for the year ended January 2, 1999 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 27        Financial Data Schedule.


Each exhibit above which is marked with an asterisk (*) is incorporated by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 [File No. 333-45333].