Form 10-Q
period 1999-04-03
ONIX SYSTEMS INC
filed 1999-05-11
CIK 1047747

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class                         Outstanding at April 30, 1999
    Common Stock, $.01 par value                       14,357,524



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                ONIX SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ---------

Current Assets:
 Cash and cash equivalents (includes $29,954 and $30,743 under                        $ 33,392    $33,373
   repurchase agreements with affiliated company)
 Accounts receivable, less allowances of $1,955 and $1,941                              34,147     34,476
 Inventories:
   Raw materials and supplies                                                           14,823     13,928
   Work in process                                                                      10,787     11,596
   Finished goods                                                                        4,374      6,476
 Deferred tax asset                                                                      4,762      4,772
 Prepaid expenses and other current assets                                               1,644      1,241
                                                                                      --------   --------

                                                                                       103,929    105,862
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 17,747     17,566
 Less:  Accumulated depreciation and amortization                                        8,065      7,430
                                                                                      --------   --------

                                                                                         9,682     10,136
                                                                                      --------   --------

Other Assets                                                                               317        302
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                      63,505     64,278
                                                                                      --------   --------

                                                                                      $177,433   $180,578
                                                                                      ========   ========



                                ONIX SYSTEMS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Borrowings under overdraft facility                                                  $  2,050    $ 1,017
 Accounts payable                                                                        8,077      9,408
 Accrued payroll and employee benefits                                                   4,529      3,981
 Accrued installation and warranty costs                                                 1,258      1,294
 Accrued income taxes                                                                    1,540      1,262
 Deferred revenue                                                                        1,654      5,429
 Other accrued expenses                                                                  6,989      7,347
 Due to parent company and affiliated companies                                          1,372      1,281
                                                                                      --------   --------

                                                                                        27,469     31,019
                                                                                      --------   --------

Deferred Income Taxes                                                                    2,837      2,837
                                                                                      --------   --------

Other Deferred Items                                                                       172        175
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 50,000,000 shares authorized;                               156        156
   15,613,307 and 15,606,307 shares issued
 Capital in excess of par value                                                        144,800    144,752
 Retained earnings                                                                      12,380     11,150
 Treasury stock at cost, 1,255,783 shares                                               (9,995)    (9,995)
 Deferred compensation                                                                     (45)         -
 Accumulated other comprehensive items (Note 2)                                           (341)       484
                                                                                      --------   --------

                                                                                       146,955    146,547
                                                                                      --------   --------

                                                                                      $177,433   $180,578
                                                                                      ========   ========















The accompanying notes are an integral part of these consolidated financial statements.


                                ONIX SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,    April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $34,019    $37,144
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       21,839     21,624
 Selling, general, and administrative expenses                                           8,366      9,633
 Research and development expenses                                                       2,229      2,177
 Restructuring costs                                                                       (27)         -
                                                                                       -------    -------

                                                                                        32,407     33,434
                                                                                       -------    -------

Operating Income                                                                         1,612      3,710

Interest Income                                                                            405        259
Interest Expense (includes $117 in 1998 to related party)                                  (20)      (261)
Other Income                                                                                20          -
                                                                                       -------    -------

Income Before Provision for Income Taxes                                                 2,017      3,708
Provision for Income Taxes                                                                 787      1,491
                                                                                       -------    -------

Net Income                                                                             $ 1,230    $ 2,217
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .09    $   .18
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  14,355     12,524
                                                                                       =======    =======

 Diluted                                                                                14,355     12,530
                                                                                       =======    =======

















The accompanying notes are an integral part of these consolidated financial statements.


                                ONIX SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  1,230   $  2,217
 Adjustment to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                       1,140      1,036
     Provision for losses on accounts receivable                                            51         65
     Other noncash items                                                                     9         (7)
     Changes in current accounts:
       Accounts receivable                                                                  48         (7)
       Inventories                                                                       1,271     (2,404)
       Other current assets                                                                 33       (665)
       Accounts payable                                                                 (1,081)      (924)
       Other current liabilities                                                        (3,229)       717
                                                                                      --------   --------

        Net cash provided by (used in) operating activities                               (528)        28
                                                                                      --------   --------

Investing Activities:
 Payment to affiliated company for acquired business                                         -    (19,117)
 Refund of acquisition purchase price                                                        -        424
 Purchases of property, plant, and equipment                                              (309)      (406)
 Other                                                                                     (27)        13
                                                                                      --------   --------

        Net cash used in investing activities                                             (336)   (19,086)
                                                                                      --------   --------

Financing Activities:
 Increase in borrowings under overdraft facility                                         1,033          -
 Net proceeds from issuance of Company common stock                                          -     43,189
 Issuance of note payable to parent company                                                  -     12,000
                                                                                      --------   --------

        Net cash provided by financing activities                                        1,033     55,189
                                                                                      --------   --------

Exchange Rate Effect on Cash                                                              (150)         -
                                                                                      --------   --------

Increase in Cash and Cash Equivalents                                                       19     36,131
Cash and Cash Equivalents at Beginning of Period                                        33,373     24,960
                                                                                      --------   --------

Cash and Cash Equivalents at End of Period                                            $ 33,392   $ 61,091
                                                                                      ========   ========







The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ONIX Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April 3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1999 and 1998, the Company's comprehensive income totaled
$405,000 and $2,460,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Basic
Net Income                                                                             $ 1,230     $2,217
                                                                                       -------     ------

Weighted Average Shares                                                                 14,355     12,524
                                                                                       -------     ------

Basic Earnings per Share                                                               $   .09     $  .18
                                                                                       =======     ======

Diluted
Net Income                                                                             $ 1,230     $2,217
                                                                                       -------     ------

Weighted Average Shares                                                                 14,355     12,524
Effect of Stock Options                                                                      -          6
                                                                                       -------     ------

Weighted Average Shares, as Adjusted                                                    14,355     12,530
                                                                                       -------     ------

Diluted Earnings per Share                                                             $   .09     $  .18
                                                                                       =======     ======

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 694,893 of such options outstanding, with exercise prices ranging from $6.93 to $14.25 per share.



4.     Business Segment Information

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Measurement Instruments                                                               $21,558    $28,668
 Industry-specific Systems                                                              12,461      8,476
                                                                                       -------    -------

                                                                                       $34,019    $37,144
                                                                                       =======    =======

Income Before Provision for Income Taxes:
 Measurement Instruments                                                               $   830     $3,416
 Industry-specific Systems                                                               1,383        976
 Corporate (a)                                                                            (601)      (682)
                                                                                       -------    -------

 Total operating income                                                                  1,612      3,710
 Interest and other income (expense), net                                                  405         (2)
                                                                                       -------    -------

                                                                                       $ 2,017     $3,708
                                                                                       =======    =======

(a)  Primarily general and administrative expenses.

5.     Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at April 3, 1999, included completion of planned severances and abandonment of excess facilities for an acquisition completed in July 1998. A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, is:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities          Total
--------------------------------------------------------------- -------------- ------------- --------------

Balance at January 2, 1999                                             $  171         $ 170         $  341
 Usage                                                                    (70)          (97)          (167)
                                                                       ------         -----         ------

Balance at April 3, 1999                                               $  101         $  73         $  174
                                                                       ======         =====         ======

6.     Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, primarily for severance of approximately 90 employees and abandonment of facilities. As of January 2, 1999, the Company had terminated 46 employees and had a remaining liability of $435,000 accrued for severance and facility-closing costs relating to these activities. During the first quarter of 1999, the Company terminated 25 employees and expended $183,000 for severance and $42,000 for facility-closing costs. As of April 3, 1999, the remaining liability for severance and facility-closing costs of $179,000, as adjusted for the impact of foreign currency translation, is included in other accrued expenses in the accompanying
1999 balance sheet. The Company expects to complete the implementation of its restructuring plan during the second quarter of 1999.



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company designs, develops, markets, and services sophisticated field measurement instruments and on-line sensors for the process control industry.
Incorporating advanced measurement technologies, the Company's products provide real-time data collection, analysis, and local control functions to enhance production efficiency, improve process and quality control, ensure regulatory compliance, and increase employee safety in industries where production processes require continuous monitoring, analysis, and measurement. The
Company's products and services are offered through two segments: Measurement
Instruments, which serve the process analysis and measurement needs of a range of process industries, and Industry-specific Systems, which are developed to meet the specific process measurement and analysis needs of select industries, principally oil and gas producers.

      An element of the Company's strategy is to supplement its internal growth with the acquisition of businesses with complementary products and technologies.
The Company has completed several such acquisitions, including the Mid-South
Companies in July 1998.

      The Company's products are sold primarily to participants in process industries, including oil and gas producers, processors, refiners, pipelines, distributors, and chemical and petrochemical companies, as well as water and wastewater, iron and steel, semiconductor, minerals and mining, and pulp and paper companies. In 1998, customers in the oil and gas industries accounted for approximately 67% of the Company's total revenues, with such revenues derived from both the production and the refining and petrochemical sectors of the industry. Demand for the Company's products and services within the oil and gas industry is dependent upon the level of capital spending by oil and gas companies for production and distribution. This in turn is affected by current and anticipated oil and gas prices; the discovery rate of new oil and gas reserves; political, regulatory, and economic conditions; and the ability of oil and gas companies to obtain capital. Energy prices declined precipitously in 1998. The resulting decrease in oil and gas activities adversely affected the Company's results in 1998 and the first quarter of 1999, and is expected to continue to have a material adverse effect on the Company's near-term results of operations.

      Sales originating outside of the United States and export revenues from the United States accounted for approximately 17% and 27%, respectively, of total revenues in 1998. Export sales in 1998 were made primarily to the United
Kingdom, Mexico, and the Middle East. During 1998, exports from the Company's
U.S. and foreign operations to Asia were approximately 5% of total revenues.
Asia is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets.
Although the Company's export sales to Asia were not materially affected in 1998 or the first quarter of 1999, future sales could be adversely affected by the unstable economic conditions there. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies.



Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Revenues decreased to $34.0 million in the first quarter of 1999 from $37.1 million in the first quarter of 1998. Revenues from the Measurement
Instruments segment decreased $7.1 million, primarily due to the effect of companies in the process control industry reducing discretionary capital spending due to difficult market conditions. In particular, market conditions in the petrochemical, oil and gas, and mining sectors resulted in lower revenues in the Company's level and density business. Revenues in the Industry-specific
Systems segment increased $4.0 million primarily due to the inclusion of revenues of $3.1 million from the Mid-South Companies, acquired in July 1998.

      The gross profit margin decreased to 36% in the first quarter of 1999 from 42% in the first quarter of 1998, primarily due to the Industry-specific Systems segment's inclusion of lower-margin revenues at the Mid-South Companies and, to a lesser extent, excess capacity in the level and density business in the Measurement Instruments segment.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the first quarter of 1999 from 26% in the first quarter of 1998, primarily due to the Industry-specific System segment's inclusion of lower selling, general, and administrative expenses as a percentage of revenues at the Mid-South Companies and, to a lesser extent, cost reductions at the segment.

      Research and development expenses remained relatively unchanged at $2.2 million in the first quarter of 1999 and 1998.

      Interest income increased to $0.4 million in the first quarter of 1999 from $0.3 million in the first quarter of 1998, due to higher invested cash balances following the Company's March 1998 initial public offering, offset in part by the use of a portion of the proceeds for the acquisition of the Mid-South Companies. Interest expense decreased in 1999, primarily due to the repayment of indebtedness in April 1998 related to the acquisition of the Peek
Measurement Business.

      The effective tax rate was 39% in the first quarter of 1999, compared with 40% in the first quarter of 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

      Consolidated working capital was $76.5 million as of April 3, 1999, compared with $74.8 million as of January 2, 1999. Included in working capital are cash and cash equivalents of $33.4 million as of April 3, 1999, which is unchanged from January 2, 1999.

      During the first quarter of 1999, the Company's operating activities used
$0.5 million of cash. Cash of $4.3 million was used to fund a decrease in accounts payable and other current liabilities, consisting primarily of a $3.8 million decrease in deferred revenue due to the Industry-specific Systems segment's shipments of products for which advance payments had been received in the fourth quarter of 1998. Cash of $1.3 million was provided by reductions in inventories, primarily as a result of lower purchases in response to reduced demand.

      The Company's investing activities used $0.3 million of cash during the first quarter of 1999, which consisted primarily of capital expenditures for purchases of property, plant, and equipment. The Company expects to expend approximately $3.0 million for capital expenditures during the remainder of 1999.

      The Company's financing activities provided $1.0 million of cash during the first quarter of 1999, which consisted primarily of an increase in short-term borrowings.

      Although the Company generally expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. The Company expects that it will finance these acquisitions through a combination of internal funds



Liquidity and Capital Resources (continued)

and/or short-term borrowings from Thermo Instrument Systems Inc. or Thermo
Electron Corporation, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or facilities that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical facilities, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 70% complete as of April 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by September 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty and/or are early in their expected life. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is now following-up with its significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has not completed its assessment of third-party risk, but expects to be substantially completed by September 1999.


Year 2000 (continued)

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs are funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely impacted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates has not changed materially from year-end 1998.


PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(d)   Use of Proceeds

      The Company sold 3,300,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-45333), which was declared effective by the Securities and Exchange Commission on March
24, 1998. The managing underwriters of the offering were Donaldson, Lufkin &
Jenrette Securities Corporation, Lazard Freres & Co. LLC, and Gruntal & Co.,
L.L.C. The aggregate gross proceeds of the offering were $47,850,000. The
Company's total expenses in connection with the offering were $4,166,000, of which $3,349,500 was for underwriting discounts and commissions; $699,500 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates); and $117,000 was paid to Thermo Electron, the Company's ultimate parent company, for certain corporate services rendered in connection with the offering. The
Company's net proceeds from the offering were $43,684,000. On April 10, 1998, $12,000,000 of such net proceeds was expended to repay the outstanding indebtedness owed to Thermo Instrument Systems Inc. in connection with the acquisition of the Peek Measurement Business. On July 7, 1998, $12,509,000 of such net proceeds was expended to acquire the capital stock of certain businesses of the Mid-South Companies. As of April 3, 1999, the Company had also expended $1,373,000 of such net proceeds for the purchase of property, plant, and equipment; $9,284,000 for research and development; and $4,732,000 for working capital needs. As of April 3, 1999, the Company had expended an aggregate of $39,898,000 of such net proceeds. The Company invested the remaining net proceeds pursuant to a repurchase agreement with Thermo Electron.
As of April 3, 1999, the Company had $33,392,000 of cash and cash equivalents.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 1999.

                                           ONIX SYSTEMS INC.



                                           /s/ Paul F. Kelleher
                                           -------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           /s/ Theo Melas-Kyriazi
                                           -------------------------
                                           Theo Melas-Kyriazi
                                           Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   27          Financial Data Schedule.
