Form 10-Q
period 1999-07-03
ONIX SYSTEMS INC
filed 1999-08-11
CIK 1047747

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

           Class                         Outstanding at July 30, 1999
  Common Stock, $.01 par value                     14,357,524



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                ONIX SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3, January 2,
(In thousands)                                                                            1999      1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $768 and $30,743 under repurchase                $  6,997    $33,373
   agreements with affiliated company)
 Advance to affiliate (Note 7)                                                          28,921          -
 Accounts receivable, less allowances of $1,974 and $1,941                              36,876     34,476
 Inventories:
   Raw materials and supplies                                                           14,971     13,928
   Work in process                                                                       8,852     11,596
   Finished goods                                                                        4,461      6,476
 Deferred tax asset                                                                      4,753      4,772
 Prepaid expenses and other current assets                                               1,421      1,241
                                                                                      --------   --------

                                                                                       107,252    105,862
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 19,118     17,566
 Less:  Accumulated depreciation and amortization                                        8,343      7,430
                                                                                      --------   --------

                                                                                        10,775     10,136
                                                                                      --------   --------

Other Assets                                                                               295        302
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                      62,788     64,278
                                                                                      --------   --------

                                                                                      $181,110   $180,578
                                                                                      ========   ========



                                ONIX SYSTEMS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Borrowings under overdraft facility                                                  $  4,091    $ 1,017
 Accounts payable                                                                       10,419      9,408
 Accrued payroll and employee benefits                                                   3,788      3,981
 Accrued installation and warranty costs                                                 1,081      1,294
 Accrued income taxes                                                                    1,487      1,262
 Deferred revenue                                                                        1,275      5,429
 Other accrued expenses (Notes 5 and 6)                                                  6,805      7,347
 Due to parent company and affiliated companies                                          2,014      1,281
                                                                                      --------   --------

                                                                                        30,960     31,019
                                                                                      --------   --------

Deferred Income Taxes                                                                    2,837      2,837
                                                                                      --------   --------

Other Deferred Items                                                                       168        175
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 50,000,000 shares authorized;                               156        156
   15,613,307 and 15,606,307 shares issued
 Capital in excess of par value                                                        144,801    144,752
 Retained earnings                                                                      13,122     11,150
 Treasury stock at cost, 1,255,783 shares                                               (9,995)    (9,995)
 Deferred compensation                                                                     (41)         -
 Accumulated other comprehensive items (Note 2)                                           (898)       484
                                                                                      --------   --------

                                                                                       147,145    146,547
                                                                                      --------   --------

                                                                                      $181,110   $180,578
                                                                                      ========   ========















The accompanying notes are an integral part of these consolidated financial statements.


                                ONIX SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $34,716    $38,439
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       21,832     21,930
 Selling, general, and administrative expenses                                           9,306      9,529
 Research and development expenses                                                       2,378      2,388
 Restructuring costs, net (Note 6)                                                         308          -
                                                                                       -------     ------

                                                                                        33,824     33,847
                                                                                       -------    -------

Operating Income                                                                           892      4,592

Interest Income                                                                            380        717
Interest Expense (includes $16 to related party in 1998)                                   (36)       (16)
Other Expense                                                                              (20)         -
                                                                                       -------     ------

Income Before Provision for Income Taxes                                                 1,216      5,293
Provision for Income Taxes                                                                 474      2,090
                                                                                       -------     ------

Net Income                                                                             $   742     $3,203
                                                                                       =======     ======

Basic and Diluted Earnings per Share (Note 3)                                          $   .05     $  .21
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                  14,358     15,606
                                                                                       =======     ======

 Diluted                                                                                14,358     15,610
                                                                                       =======     ======

















The accompanying notes are an integral part of these consolidated financial statements.


                                ONIX SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $68,735    $75,583
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       43,671     43,554
 Selling, general, and administrative expenses                                          17,672     19,162
 Research and development expenses                                                       4,607      4,565
 Restructuring costs, net (Note 6)                                                         281          -
                                                                                       -------    -------

                                                                                        66,231     67,281
                                                                                       -------    -------

Operating Income                                                                         2,504      8,302

Interest Income                                                                            785        976
Interest Expense (includes $277 to related party in 1998)                                  (56)      (277)
                                                                                       -------    -------

Income Before Provision for Income Taxes                                                 3,233      9,001
Provision for Income Taxes                                                               1,261      3,581
                                                                                       -------    -------

Net Income                                                                             $ 1,972    $ 5,420
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .14    $   .39
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  14,356     14,065
                                                                                       =======    =======

 Diluted                                                                                14,356     14,070
                                                                                       =======    =======


















The accompanying notes are an integral part of these consolidated financial statements.




                                ONIX SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  1,972    $ 5,420
 Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                       2,131      2,078
     Noncash restructuring costs (Note 6)                                                  149          -
     Provision for losses on accounts receivable                                           166        127
     Other noncash items                                                                    18          -
     Changes in current accounts:
       Accounts receivable                                                              (3,113)    (3,024)
       Inventories                                                                       3,151       (274)
       Other current assets                                                               (205)      (664)
       Accounts payable                                                                  1,979     (3,841)
       Other current liabilities                                                        (4,655)      (339)
     Other                                                                                   -         (5)
                                                                                      --------    -------

        Net cash provided by (used in) operating activities                              1,593       (522)
                                                                                      --------    -------

Investing Activities:
 Payment to affiliated company for acquired business                                         -    (19,117)
 Refund of acquisition purchase price                                                        -        424
 Advances to affiliate, net (Note 7)                                                   (28,921)         -
 Purchases of property, plant, and equipment                                            (2,229)      (769)
 Proceeds from sale of property, plant, and equipment                                       60        238
                                                                                      --------    -------

        Net cash used in investing activities                                          (31,090)   (19,224)
                                                                                      --------    -------

Financing Activities:
 Increase in borrowings under overdraft facility                                         3,186          -
 Net proceeds from issuance of Company common stock                                          -     43,188
 Issuance of note payable to parent company                                                  -     12,000
 Repayment of note payable to parent company                                                 -    (12,000)
                                                                                      --------    -------

        Net cash provided by financing activities                                        3,186     43,188
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                               (65)        94
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                       (26,376)    23,536
Cash and Cash Equivalents at Beginning of Period                                        33,373     24,960
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $  6,997    $48,496
                                                                                      ========    =======



The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ONIX Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July
4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1999 and 1998, the Company's comprehensive income totaled
$185,000 and $3,124,000, respectively. During the first six months of 1999 and 1998, the Company's comprehensive income totaled $590,000 and $5,587,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                 Three Months Ended      Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                       $  742     $ 3,203     $1,972     $ 5,420
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          14,358      15,606     14,356      14,065
                                                                 ------     -------     ------     -------

Basic Earnings per Share                                         $  .05     $   .21     $  .14     $   .39
                                                                 ======     =======     ======     =======

Diluted
Net Income                                                       $  742     $ 3,203     $1,972     $ 5,420
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          14,358      15,606     14,356      14,065
Effect of Stock Options                                               -           4          -           5
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted                             14,358      15,610     14,356      14,070
                                                                 ------     -------     ------     -------

Diluted Earnings per Share                                       $  .05     $   .21     $  .14     $   .39
                                                                 ======     =======     ======     =======

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 679,000 of such options outstanding, with exercise prices ranging from $6.93 to $14.25 per share.


4.     Business Segment Information

                                                                Three Months Ended        Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Measurement Instruments                                        $23,618    $ 26,909    $45,176    $ 55,577
 Industry-specific Systems                                       11,098      11,530     23,559      20,006
                                                                -------    --------    -------    --------

                                                                $34,716    $ 38,439    $68,735    $ 75,583
                                                                =======    ========    =======    ========

Income Before Provision for Income Taxes:
 Measurement Instruments                                        $ 1,124    $  2,954    $ 1,954    $  6,370
 Industry-specific Systems                                          335       2,146      1,718       3,122
 Corporate (a)                                                     (567)       (508)    (1,168)     (1,190)
                                                                -------    --------    -------    --------

 Total operating income                                             892       4,592      2,504       8,302
 Interest income, net                                               324         701        729         699
                                                                -------    --------    -------    --------

                                                                $ 1,216    $  5,293    $ 3,233    $  9,001
                                                                =======    ========    =======    ========

(a)  Primarily general and administrative expenses.

5.     Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Amounts accrued at July 3, 1999, represent ongoing payments for severance and abandoned facilities. A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities         Total
--------------------------------------------------------------- -------------- ------------- -------------

Balance at January 2, 1999                                              $ 171          $170          $ 341
 Usage                                                                    (69)         (124)          (193)
 Currency translation adjustment                                           (6)            -             (6)
                                                                        -----          ----          -----

Balance at July 3, 1999                                                 $  96          $ 46          $ 142
                                                                        =====          ====          =====

6.     Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, primarily for severance for 90 employees and abandonment of facilities. As of January 2, 1999, the Company had terminated 46 employees and had $435,000 accrued for severance and facility-closing costs relating to these activities. During the first six months of 1999, the Company terminated 32 additional employees and determined that the remaining 12 will not be terminated. Accordingly, the Company has reversed the remaining $148,000 of



6.     Restructuring Costs (continued)

previously established restructuring reserves. During the second quarter of 1999, the Company incurred restructuring costs of $445,000, which consisted of $296,000 related to severance costs for 23 employees, primarily in manufacturing positions, and $149,000 to write off fixed assets no longer of use. During the second quarter of 1999, the Company terminated 10 employees under this restructuring plan. The Company expects to complete the implementation of its restructuring plan undertaken in 1999 during the third quarter of 1999. A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities         Total
--------------------------------------------------------------- -------------- ------------- -------------

Balance at January 2, 1999                                             $  366         $  69         $  435
 Charged to expense                                                       296             -            296
 Reversal of reserve                                                     (148)          (16)          (164)
 Usage                                                                   (302)          (52)          (354)
 Currency translation adjustment                                           (6)           (1)            (7)
                                                                       ------         -----         ------

Balance at July 3, 1999                                                $  206         $   -         $  206
                                                                       ======         =====         ======

7.     Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper
Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.
Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

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

      An element of the Company's strategy is to supplement its internal growth by acquiring businesses with complementary products and technologies. The
Company has completed several such acquisitions, including the Mid-South
Companies in July 1998.

      The Company's products are sold primarily to participants in process industries, including oil and gas producers, processors, refiners, pipelines, distributors, and chemical and petrochemical companies, as well as water and wastewater, iron and steel, semiconductor, minerals and mining, and pulp and paper companies. In 1998, customers in the oil and gas industries accounted for approximately 67% of the Company's total revenues, with such revenues derived from both the production and the refining and petrochemical sectors of the industry. Demand for the Company's products and services within the oil and gas industry is dependent upon the level of capital spending by oil and gas companies for production and distribution. This in turn is affected by current and anticipated oil and gas prices; the discovery rate of new oil and gas reserves; political, regulatory, and economic conditions; and the ability of oil and gas companies to obtain capital. Energy prices declined precipitously in 1998. The resulting decrease in oil and gas activities adversely affected the Company's results in 1998 and the first six months of 1999, and is expected to continue to have a material adverse effect on the Company's near-term results of operations.

      Sales originating outside of the United States and export revenues from the United States accounted for approximately 17% and 27%, respectively, of total revenues in 1998. Export sales in 1998 were made primarily to the United
Kingdom, Mexico, and the Middle East. During 1998, exports from the Company's
U.S. and foreign operations to Asia were approximately 5% of total revenues.
Asia is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets.
Although the Company's export sales to Asia were not materially affected in 1998 or the first six months of 1999, future sales could be adversely affected by the unstable economic conditions there. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies.

Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Revenues decreased to $34.7 million in the second quarter of 1999 from $38.4 million in the second quarter of 1998. Revenues from the Measurement
Instruments segment decreased $3.3 million to $23.6 million in 1999 from $26.9 million in 1998, primarily due to the effect of companies in the process control industry reducing discretionary capital spending due to difficult market conditions. In particular, market conditions in the petrochemical, oil and gas, and mining sectors resulted in lower revenues. Revenues in the Industry-specific
Systems segment decreased to $11.1 million in 1999 from $11.5 million in 1998, primarily due to the difficult market conditions in the oil and gas sector. The decrease was offset in part by the inclusion of $3.3 million in revenues from the Mid-South Companies, acquired in July 1998.



Second Quarter 1999 Compared With Second Quarter 1998 (continued)

      The gross profit margin decreased to 37% in the second quarter of 1999 from 43% in the second quarter of 1998, primarily due to the inclusion of lower-margin revenues at the Mid-South Companies in the Industry-specific
Systems segment.

      Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the second quarter of 1999 from 25% in the second quarter of 1998, primarily due to decreased revenues. Selling, general, and administrative expenses were $9.3 million in 1999, compared with $9.5 million in 1998. A decrease in selling, general, and administrative expenses in the Measurement
Instruments segment as a result of restructuring actions commenced in 1998 were offset in part by the inclusion of selling, general, and administrative expenses at the Mid-South Companies.

      Research and development expenses remained unchanged at $2.4 million in the second quarter of 1999 and 1998.

      The Company recorded $0.3 million of net restructuring costs in the second quarter of 1999 (Note 6).

      Interest income decreased to $0.4 million in the second quarter of 1999 from $0.7 million in the second quarter of 1998, primarily due to a reduction in invested balances as a result of the acquisition of the Mid-South Companies in July 1998. Interest expense increased in 1999, primarily due to increased borrowings by one of the Company's foreign subsidiaries.

      The effective tax rate was 39% in the second quarter of 1999 and 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

First Six Months 1999 Compared With First Six Months 1998

      Revenues decreased to $68.7 million in the first six months of 1999 from $75.6 million in the first six months of 1998. Revenues from the Measurement
Instruments segment decreased $10.4 million to $45.2 million in 1999 from $55.6 million in 1998, primarily due to the effect of companies in the process control industry reducing discretionary capital spending due to difficult market conditions. In particular, market conditions in the petrochemical, oil and gas, and mining sectors resulted in lower revenues, primarily in the Company's level and density business. Revenues in the Industry-specific Systems segment increased $3.6 million to $23.6 million in 1999 from $20.0 million in 1998, primarily due to the inclusion of revenues of $6.4 million from the Mid-South
Companies, acquired in July 1998. The increase was offset in part by reduced discretionary spending in the oil and gas sector.

      The gross profit margin decreased to 36% in the first six months of 1999 from 42% in the first six months of 1998, primarily due to the reason discussed in the results of operations for the second quarter.

      Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 25.7% in the first six months of 1999, compared with 25.4% in the first six months of 1998. Selling, general, and administrative expenses decreased to $17.7 million in 1999 from $19.2 million in 1998, primarily in the Measurement Instruments segment as a result of restructuring actions commenced in 1998. The decrease was offset in part by the inclusion of selling, general, and administrative expenses at the Mid-South Companies.

      Research and development expenses remained unchanged at $4.6 million in the first six months of 1999 and 1998.

      The Company recorded $0.3 million of net restructuring costs in the first six months of 1999 (Note 6).


First Six Months 1999 Compared With First Six Months 1998  (continued)

      Interest income decreased to $0.8 million in the first six months of 1999 from $1.0 million in the first six months of 1998, due to a reduction in invested balances as a result of the acquisition of the Mid-South Companies in July 1998. Interest expense decreased in 1999, primarily due to the repayment of indebtedness in April 1998 related to the acquisition of the Peek Measurement
Business.

      The effective tax rate was 39% in the first six months of 1999, compared with 40% in the first six months of 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

      Consolidated working capital was $76.3 million as of July 3, 1999, compared with $74.8 million as of January 2, 1999. Included in working capital are cash and cash equivalents of $7.0 million as of July 3, 1999, compared with $33.4 million as of January 2, 1999. In addition, as of July 3, 1999, the
Company had $28.9 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo
Electron Corporation (Note 7), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents.

      During the first six months of 1999, the Company's operating activities provided $1.6 million of cash. Cash of $3.1 million was used to fund an increase in accounts receivable, primarily due to delays in the pursuit of collections of accounts receivable at certain of the Company's subsidiaries. The Company expects to address this matter over the remainder of 1999. A decrease in inventories provided $3.2 million of cash, primarily resulting from management efforts to decrease inventories as a result of lower revenues. Cash of $4.7 million was used to fund a decrease in other current liabilities, consisting primarily of a $4.2 million decrease in deferred revenue due to the Industry-specific Systems segment's shipments of products for which advance payments had been received in the fourth quarter of 1998.

      During the first six months of 1999, the Company's primary investing activities, excluding advance to affiliate activity (Note 7), included the purchase of property, plant, and equipment. The Company used $2.2 million of cash for purchases of property, plant, and equipment. During the remainder of 1999, the Company plans to make capital expenditures of approximately $1.5 million.

      The Company's financing activities provided $3.2 million of cash during the first six months of 1999, due to an increase in short-term borrowings.

      Although the Company generally expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. The Company expects that it will finance these acquisitions through a combination of internal funds and/or short-term borrowings from Thermo
Instrument Systems Inc. or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

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



Year 2000 (continued)

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material non-compliant systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material non-compliant information technology systems, and this process was approximately
80% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by September 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third- party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty and/or are early in their expected life. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

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

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by September 1999.



Year 2000 (continued)

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

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates has not changed materially from its exposure at year-end 1998.



PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(d)   Use of Proceeds

      The Company sold 3,300,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-45333), which was declared effective by the Securities and Exchange Commission on March
24, 1998. The managing underwriters of the offering were Donaldson, Lufkin &
Jenrette Securities Corporation, Lazard Freres & Co. LLC, and Gruntal & Co.,
L.L.C. The aggregate gross proceeds of the offering were $47,850,000. The
Company's total expenses in connection with the offering were $4,166,000, of which $3,349,500 was for underwriting discounts and commissions; $699,500 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates); and $117,000 was paid to Thermo Electron Corporation, the Company's ultimate parent company, for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $43,684,000. On
April 10, 1998, $12,000,000 of such net proceeds was expended to repay the outstanding indebtedness owed to Thermo Instrument Systems Inc. in connection with the acquisition of the Peek Measurement Business. On July 7, 1998,
$12,509,000 of such net proceeds was expended to acquire the capital stock of certain businesses of the Mid-South Companies. As of July 3, 1999, the Company had also expended $3,293,000 of such net proceeds for the purchase of property, plant, and equipment; $11,662,000 for research and development; and $4,220,000 for working capital needs. As of July 3, 1999, the Company had expended all of the net proceeds.

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 27, 1999, at the Annual Meeting of Shareholders, the shareholders elected five incumbent directors to a one-year term expiring in 2000. The directors elected at the meeting were: Mr. David J. Beaubien, Mr. Frank Jungers,
Mr. Earl R. Lewis, Mr. Arvin H. Smith, and Dr. William J. Zolner III. Each director received 13,429,443 shares voted in favor of his election and 7,028 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of August 1999.

                                                          ONIX SYSTEMS INC.



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1           Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron
               Corporation.

10.2           Amended and Restated Equity Incentive Plan of the Registrant.

10.3 Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

27             Financial Data Schedule.