Form 10-Q
period 1999-10-02
ONIX SYSTEMS INC
filed 1999-11-05
CIK 1047747

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

         Class                         Outstanding at October 29, 1999
 Common Stock, $.01 par value                     14,357,524



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                ONIX SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $30,743 under repurchase                         $  5,743    $33,373
   agreements with affiliated company in fiscal 1998)
 Advance to affiliate (Note 7)                                                          33,132          -
 Accounts receivable, less allowances of $2,571 and $1,941                              33,361     34,476
 Inventories:
   Raw materials and supplies                                                           13,846     13,928
   Work in process                                                                      11,671     11,596
   Finished goods                                                                        3,188      6,476
 Deferred tax asset                                                                      4,753      4,772
 Prepaid expenses                                                                        1,267      1,241
                                                                                      --------   --------

                                                                                       106,961    105,862
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 20,449     17,566
 Less:  Accumulated depreciation and amortization                                        8,931      7,430
                                                                                      --------   --------

                                                                                        11,518     10,136
                                                                                      --------   --------

Other Assets                                                                               276        302
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                      62,437     64,278
                                                                                      --------   --------

                                                                                      $181,192   $180,578
                                                                                      ========   ========




                                ONIX SYSTEMS INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Short-term obligations                                                               $  5,026    $ 1,017
 Accounts payable                                                                        9,454      9,408
 Accrued payroll and employee benefits                                                   4,315      3,981
 Accrued installation and warranty costs                                                 1,083      1,294
 Accrued income taxes                                                                    1,694      1,262
 Deferred revenue                                                                          505      5,429
 Other accrued expenses (Notes 5 and 6)                                                  5,775      7,347
 Due to parent company and affiliated companies                                          1,294      1,281
                                                                                      --------   --------

                                                                                        29,146     31,019
                                                                                      --------   --------

Deferred Income Taxes                                                                    2,837      2,837
                                                                                      --------   --------

Other Deferred Items                                                                       165        175
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 50,000,000 shares authorized;                               156        156
   15,613,307 and 15,606,307 shares issued
 Capital in excess of par value                                                        144,800    144,752
 Retained earnings                                                                      14,094     11,150
 Treasury stock at cost, 1,255,783 shares                                               (9,995)    (9,995)
 Deferred compensation                                                                     (37)         -
 Accumulated other comprehensive items (Note 2)                                             26        484
                                                                                      --------   --------

                                                                                       149,044    146,547
                                                                                      --------   --------

                                                                                      $181,192   $180,578
                                                                                      ========   ========















The accompanying notes are an integral part of these consolidated financial statements.

                                ONIX SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues                                                                               $34,784    $39,851
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       21,664     25,024
 Selling, general, and administrative expenses                                           9,436     10,024
 Research and development expenses                                                       2,684      2,373
 Restructuring costs, net (Note 6)                                                         (47)     1,161
                                                                                       -------    -------

                                                                                        33,737     38,582
                                                                                       -------    -------

Operating Income                                                                         1,047      1,269

Interest Income                                                                            460        588
Interest Expense                                                                           (67)         -
                                                                                       -------    -------

Income Before Provision for Income Taxes                                                 1,440      1,857
Provision for Income Taxes                                                                 468        743
                                                                                       -------    -------

Net Income                                                                             $   972    $ 1,114
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .07    $   .07
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  14,358     15,561
                                                                                       =======    =======

 Diluted                                                                                14,358     15,572
                                                                                       =======    =======


















The accompanying notes are an integral part of these consolidated financial statements.

                                ONIX SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues                                                                             $ 103,519   $115,434
                                                                                     ---------   --------


Costs and Operating Expenses:
 Cost of revenues                                                                       65,335     68,578
 Selling, general, and administrative expenses                                          27,108     29,186
 Research and development expenses                                                       7,291      6,938
 Restructuring costs, net (Note 6)                                                         234      1,161
                                                                                     ---------   --------

                                                                                        99,968    105,863
                                                                                     ---------   --------

Operating Income                                                                         3,551      9,571

Interest Income                                                                          1,245      1,564
Interest Expense (includes $277 to related party in 1998)                                 (123)      (277)
                                                                                     ---------   --------

Income Before Provision for Income Taxes                                                 4,673     10,858
Provision for Income Taxes                                                               1,729      4,324
                                                                                     ---------   --------

Net Income                                                                           $   2,944   $  6,534
                                                                                     =========   ========

Basic and Diluted Earnings per Share (Note 3)                                        $     .21   $    .45
                                                                                     =========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  14,357     14,564
                                                                                     =========   ========

 Diluted                                                                                14,357     14,570
                                                                                     =========   ========


















The accompanying notes are an integral part of these consolidated financial statements.




                                ONIX SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Operating Activities:
 Net income                                                                           $  2,944    $ 6,534
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       3,198      3,232
     Noncash restructuring costs (Note 6)                                                  109        180
     Provision for losses on accounts receivable                                           913        348
     Changes in current accounts, excluding the effects of acquisition:
       Accounts receivable                                                                (130)     1,220
       Inventories                                                                       3,063       (934)
       Other current assets                                                                (98)      (339)
       Accounts payable                                                                    160     (5,037)
       Other current liabilities                                                        (5,176)      (510)
     Other                                                                                   -        (17)
                                                                                      --------   --------

        Net cash provided by operating activities                                        4,983      4,677
                                                                                      --------   --------

Investing Activities:
 Acquisition, net of cash acquired                                                           -    (12,509)
 Payment to affiliated company for acquired business                                         -    (19,117)
 Refund of acquisition purchase price                                                        -        424
 Advances to affiliate, net (Note 7)                                                   (33,132)         -
 Purchases of property, plant, and equipment                                            (3,478)    (1,157)
 Proceeds from sale of property, plant, and equipment                                      195        445
                                                                                      --------   --------

        Net cash used in investing activities                                          (36,415)   (31,914)
                                                                                      --------   --------

Financing Activities:
 Increase in short-term obligations                                                      3,926          -
 Net proceeds from issuance of Company common stock                                          -     43,188
 Issuance of note payable to parent company                                                  -     12,000
 Repayment of note payable to parent company                                                 -    (12,000)
                                                                                      --------   --------

        Net cash provided by financing activities                                        3,926     43,188
                                                                                      --------   --------

Exchange Rate Effect on Cash                                                              (124)       423
                                                                                      --------   --------

Increase (Decrease) in Cash and Cash Equivalents                                       (27,630)    16,374
Cash and Cash Equivalents at Beginning of Period                                        33,373     24,960
                                                                                      --------   --------

Cash and Cash Equivalents at End of Period                                            $  5,743   $ 41,334
                                                                                      ========   ========



                                ONIX SYSTEMS INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Noncash Activities:
 Fair value of assets of acquired company                                             $      -    $14,550
 Cash paid for acquired company                                                              -    (12,624)
                                                                                      --------    -------

     Liabilities assumed of acquired company                                          $      -    $ 1,926
                                                                                      ========    =======







































The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ONIX Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1999 and 1998, the Company's comprehensive income totaled
$1,896,000 and $1,646,000, respectively. During the first nine months of 1999 and 1998, the Company's comprehensive income totaled $2,486,000 and $7,233,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                       $  972     $ 1,114     $2,944     $ 6,534
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          14,358      15,561     14,357      14,564
                                                                 ------     -------     ------     -------

Basic Earnings per Share                                         $  .07     $   .07     $  .21     $   .45
                                                                 ======     =======     ======     =======

Diluted
Net Income                                                       $  972     $ 1,114     $2,944     $ 6,534
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          14,358      15,561     14,357      14,564
Effect of Stock Options                                               -          11          -           6
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted                             14,358      15,572     14,357      14,570
                                                                 ------     -------     ------     -------

Diluted Earnings per Share                                       $  .07     $   .07     $  .21     $   .45
                                                                 ======     =======     ======     =======

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 671,000 of such options outstanding, with exercise prices ranging from $6.93 to $14.25 per share.


4.     Business Segment Information

                                                                Three Months Ended      Nine Months Ended
                                                             October 2, October 3,  October 2,  October 3,
(In thousands)                                                     1999       1998        1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Measurement Instruments                                       $ 23,156   $ 24,756     $68,332    $ 80,333
 Industry-Specific Systems                                       11,628     15,095      35,187      35,101
                                                               --------   --------     -------    --------

                                                               $ 34,784   $ 39,851    $103,519    $115,434
                                                               ========   ========    ========    ========

Income Before Provision for Income Taxes:
 Measurement Instruments (a)                                   $    976   $   (121)    $ 2,930    $  6,249
 Industry-Specific Systems                                          618      2,258       2,336       5,380
 Corporate (b)                                                     (547)      (868)     (1,715)     (2,058)
                                                               --------   --------     -------    --------

 Total operating income                                           1,047      1,269       3,551       9,571
 Interest income, net                                               393        588       1,122       1,287
                                                               --------   --------     -------    --------

                                                               $  1,440   $  1,857     $ 4,673    $ 10,858
                                                               ========   ========     =======    ========

(a) Includes restructuring costs of $0.2 million in the nine-month period ended
    October 2, 1999, and $0.9 million in the three- and nine-month periods ended
    October 3, 1998.
(b) Primarily general and administrative expenses. Also includes restructuring costs of $0.3 million in the three- and nine-month periods ended October 3, 1998.

5.     Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Amounts accrued at October 2, 1999, represent ongoing payments for abandoned facilities. A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities         Total
--------------------------------------------------------------- -------------- ------------- -------------

Balance at January 2, 1999                                              $ 171          $170          $ 341
 Usage                                                                    (69)         (148)          (217)
 Decrease due to finalization of restructuring                           (100)            -           (100)
   plan, recorded as a decrease to cost in
   excess of net assets of acquired companies
 Currency translation                                                      (2)            -             (2)
                                                                        -----          ----          -----

Balance at October 2, 1999                                              $   -          $ 22          $  22
                                                                        =====          ====          =====



6.     Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, primarily for severance for 90 employees and abandonment of facilities. As of January 2, 1999, the Company had terminated 46 employees and had $435,000 accrued for severance and facility-closing costs relating to these activities. During the first nine months of 1999, the Company terminated 32 additional employees and determined that the remaining 12 would not be terminated. Accordingly, the Company reversed the remaining $148,000 of previously established restructuring reserves. During the first nine months of 1999, the Company incurred restructuring costs of $398,000, which consisted of $289,000 for severance costs and $109,000 to write off fixed assets no longer of use. The severance costs were for 23 employees, primarily in manufacturing positions, and all of whom were terminated as of October 2, 1999. A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities         Total
--------------------------------------------------------------- -------------- ------------- -------------

Balance at January 2, 1999                                             $  366         $  69         $  435
 Charged to expense                                                       289             -            289
 Reversal of reserve                                                     (148)          (16)          (164)
 Usage                                                                   (505)          (53)          (558)
 Currency translation                                                      (2)            -             (2)
                                                                       ------         -----         ------

Balance at October 2, 1999                                             $    -         $   -         $    -
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

      The Company's products are sold primarily to participants in process industries, including oil and gas producers, refiners, pipelines, distributors, and chemical and petrochemical companies, as well as water and wastewater, iron and steel, semiconductor, minerals and mining, and pulp and paper companies. In
1998, customers in the oil and gas industries accounted for approximately 67% of the Company's total revenues, with such revenues derived from both the production and the refining and petrochemical sectors of the industry. Demand for the Company's products and services within the oil and gas industry is dependent upon the level of capital spending by oil and gas companies for production and distribution. This in turn is affected by current and anticipated oil and gas prices; the discovery rate of new oil and gas reserves; political, regulatory, and economic conditions; and the ability of oil and gas companies to obtain capital. Energy prices declined precipitously in 1998. While prices have rebounded in 1999, capital equipment spending levels have not returned to prior levels. The resulting decrease in oil and gas activities adversely affected the Company's results in 1998 and the first nine months of 1999, and is expected to continue to have a material adverse effect on the Company's near-term results of operations.

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

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Revenues decreased to $34.8 million in the third quarter of 1999 from $39.9 million in the third quarter of 1998. Revenues from the Measurement
Instruments segment decreased $1.6 million to $23.2 million in 1999 from $24.8 million in 1998, primarily due to the effect of companies in the process control industry reducing discretionary capital spending under difficult market conditions. In particular, weakness in the petrochemical, oil and gas, and mining sectors resulted in lower revenues at most of the Company's businesses.
Revenues in the Industry-Specific Systems segment decreased $3.5 million to $11.6 million in 1999 from $15.1 million in 1998, primarily due to reduced discretionary capital spending in the oil and gas production sector.

      The gross profit margin increased to 38% in the third quarter of 1999 from 37% in the third quarter of 1998. The gross profit margin increased in the Measurement Instruments segment primarily due to reduced spending on labor and overhead as a result of restructuring actions commenced in 1998. This increase was offset in part by excess capacity in the Industry-Specific Systems segment caused by the difficult market conditions in the oil and gas production sector.



Third Quarter 1999 Compared With Third Quarter 1998 (continued)

      Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the third quarter of 1999 from 25% in the third quarter of 1998, primarily due to lower sales volume in the Industry-Specific Systems segment and, to a lesser extent, a provision for losses on accounts receivable of $0.6 million recorded by one of the Measurement Instruments segment's business units. Selling, general, and administrative expenses decreased to $9.4 million in 1999 from $10.0 million in 1998, primarily in the Measurement
Instruments segment as a result of restructuring actions commenced in 1998, offset in part by the provision for losses on accounts receivable.

      Research and development expenses increased to $2.7 million in the third quarter of 1999 from $2.4 million in the third quarter of 1998, primarily due to increased product development activities in the Measurement Instruments segment and, to a lesser extent, the Industry-Specific Systems segment.

      During the third quarter of 1998, the Company recorded restructuring costs of $1.2 million related to the consolidation of facilities and outsourcing of certain services.

      Interest income decreased to $0.5 million in the third quarter of 1999 from $0.6 million in the third quarter of 1998, primarily due to a reduction in invested balances as a result of the acquisition of the Mid-South Companies in July 1998. Interest expense in 1999 primarily relates to short-term borrowings by one of the Company's European subsidiaries.

      The effective tax rate was 33% in the third quarter of 1999, compared with 40% in the third quarter of 1998. The effective tax rate decreased in 1999 due to a change in the Company's estimated effective tax rate as a result of the favorable resolution of a Company claim for prior-year research and development tax credits. The effective tax rate exceeded the statutory federal income tax rate in 1998 primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

First Nine Months 1999 Compared With First Nine Months 1998

      Revenues decreased to $103.5 million in the first nine months of 1999 from $115.4 million in the first nine months of 1998. Revenues from the Measurement
Instruments segment decreased $12.0 million to $68.3 million in 1999 from $80.3 million in 1998, primarily due to the effect of companies in the process control industry reducing discretionary capital spending under difficult market conditions. In particular, weakness in the petrochemical, oil and gas, and mining sectors resulted in lower revenues at most of the Company's businesses.
Revenues in the Industry-Specific Systems segment were $35.2 million in 1999, compared with $35.1 million in 1998. An increase in revenues of $6.4 million due to the inclusion of the Mid-South Companies for the full period in 1999 was substantially offset by reduced discretionary spending in the oil and gas production sector.

      The gross profit margin decreased to 37% in the first nine months of 1999 from 41% in the first nine months of 1998, primarily due to the inclusion of lower-margin revenues at the Mid-South Companies in the Industry-Specific
Systems segment for the full period in 1999.

      Selling, general, and administrative expenses as a percentage of revenues increased to 26% in the first nine months of 1999 from 25% in the first nine months of 1998, primarily due to lower sales volume. Selling, general, and administrative expenses decreased to $27.1 million in 1999 from $29.2 million in 1998, primarily in the Measurement Instruments segment as a result of restructuring actions commenced in 1998. The decrease was offset in part by the inclusion of selling, general, and administrative expenses at the Mid-South
Companies for the full period in 1999 and, to a lesser extent, a provision for losses on accounts receivable of $0.6 million recorded by one of the Measurement
Instruments segment's business units.


First Nine Months 1999 Compared With First Nine Months 1998 (continued)

      Research and development expenses increased to $7.3 million in the first nine months of 1999 from $6.9 million in the first nine months of 1998, primarily due to increased product development activities in both of the Company's segments.

      The Company recorded $0.2 million of net restructuring costs in the first nine months of 1999 (Note 6). During the third quarter of 1998, the Company recorded restructuring costs of $1.2 million related to the consolidation of facilities and outsourcing of certain services.

      Interest income decreased to $1.2 million in the first nine months of 1999 from $1.6 million in the first nine months of 1998, due to a reduction in invested balances as a result of the acquisition of the Mid-South Companies in July 1998. Interest expense decreased in 1999, primarily due to the April 1998 repayment of indebtedness related to the acquisition of the Peek Measurement
Business.

      The effective tax rate was 37% in the first nine months of 1999, compared with 40% in the first nine months of 1998. The effective tax rate decreased in 1999 due to the reason discussed in the results of operations for the third quarter. The effective tax rate exceeded the statutory federal income tax rate in both periods primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

      Consolidated working capital was $77.8 million as of October 2, 1999, compared with $74.8 million as of January 2, 1999. Included in working capital are cash and cash equivalents of $5.7 million as of October 2, 1999, compared with $33.4 million as of January 2, 1999. In addition, as of October 2, 1999, the Company had $33.1 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo
Electron Corporation (Note 7), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents.

      During the first nine months of 1999, the Company's operating activities provided $5.0 million of cash. A decrease in inventories provided $3.1 million of cash, primarily resulting from management efforts to decrease inventories as a result of lower revenues. Cash of $5.2 million was used to fund a decrease in other current liabilities, consisting primarily of a $4.9 million decrease in deferred revenue due to the Industry-Specific Systems segment's shipments of products for which advance payments had been received in the fourth quarter of 1998.

      During the first nine months of 1999, the Company's primary investing activities, excluding advance to affiliate activity (Note 7), included $3.5 million for the purchase of property, plant, and equipment. During the remainder of 1999, the Company plans to make capital expenditures of approximately $1.0 million.

      The Company's financing activities provided $3.9 million of cash during the first nine months of 1999, due to an increase in short-term borrowings.

      In November 1999, the Company's Board of Directors authorized the repurchase by the Company of up to $5.0 million of its common stock, through October 29, 2000, in the open market, or in negotiated transactions. Any such purchases will be funded from working capital.

      Although the Company generally expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for the possible acquisition of complementary businesses and technologies. The Company expects that it will finance these acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Instrument Systems Inc.
or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material non-compliant systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material non-compliant information technology systems, and this process was approximately
94% complete as of October 2, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its remaining material information technology systems will be year 2000 compliant by the end of November 1999.

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

      The Company has also identified and assessed the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company followed-up with its significant suppliers and vendors that did not respond to the Company's questionnaires. The Company has substantially completed its assessment of third-party risk.

Contingency Plan

      The Company has developed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan includes identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.


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

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates has not changed materially from its exposure at year-end 1998.


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1999.

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
