Form 10-K
period 2000-01-01
ONIX SYSTEMS INC
filed 2000-03-16
CIK 1047747

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
           ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission file number 1-13975

                                ONIX SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                       76-0546330
(State or other jurisdiction of
incorporation or organization)      (I.R.S. Employer Identification No.)

22001 North Park Drive
Kingwood, TX                                                77339-3804
(Address of principal executive offices)                    (Zip Code)

              Registrant's telephone number, including area code: (781) 622-1000

              Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of each exchange on which registered
 Common Stock, $.01 par value                 American Stock Exchange

              Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 2000, was approximately $21,985,000.

As of January 28, 2000, the Registrant had 14,357,524 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 1, 2000, are incorporated by reference into Parts I and II.

The information required by Part III of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, and such information is incorporated by reference from such filing.

                                     PART I

Item 1.  Business

(a)   General Development of Business

      The businesses of ONIX Systems Inc. (the Company or the Registrant) operate in two segments: Measurement Instruments and Industry-Specific Systems. Through its Measurement Instruments segment, the Company manufactures field measurement instruments and on-line sensors in four general product areas: flow; level and density; composition analysis; and data acquisition and display instruments. Flow instruments are designed to measure and control the flow of liquids and gases. These instruments include gas flow computers, noncontacting ultrasonic flow meters, turbine flow meters, and air flow measurement systems. Level and density instruments incorporate sophisticated technologies that measure and control the level and density of liquid and solid materials and the density of gaseous materials. These instruments include intelligent point-level and continuous-level measurement instruments. Composition analysis instruments are used for on-line analysis of the chemical composition of solids, liquids, and gases and include sulfur analyzers, infrared and ultraviolet spectrometers, gas chromatographs, portable elemental analysis instruments, and on-line mass spectrometers. Data acquisition and display instruments gather information from process sensors and record, display, and present the information for analysis, control, and historical data storage. The Company's instruments include strip chart recorders, paperless recorders, AC harmonic analyzers, and data acquisition and analysis systems.

      Through its Industry-Specific Systems segment, the Company offers sophisticated sensor systems that are used to provide real-time measurement, data collection, recording, analysis, and local control of process functions. These special purpose instruments and sensors include rod pump controllers, remote terminal units, gas-injection systems, and wellhead safety systems. In July 1998, this segment acquired certain businesses of the Mid-South Companies for $12.6 million in cash, including Mid-South Controls and Services Inc., which specializes in the assembly and service of wellhead measurement, control, and safety shutdown systems that are required by oil and gas companies operating offshore platforms, and Mid-South Power Systems Inc., which provides electrical generators, switchgear, and motor control units that are used in a wide variety of industrial applications.

      The Company was incorporated in August 1997 as a wholly owned subsidiary of Thermo Instrument
Systems Inc.  In connection with the Company's incorporation, Thermo Instrument transferred to the
Company all of the stock of CAC Inc., CAC Limited, Flow Automation Inc., Flow Automation U.K. Limited,
VG Gas Analysis Systems Inc., Westronics Inc., Houston Atlas Inc., TN Technologies Inc., and
Kay-Ray/Sensall Inc. in exchange for 10,666,667 shares of the Company's common stock.  The Company acquired the Peek Measurement Business from Thermo Power Corporation, a subsidiary of Thermo Electron
Corporation, effective November 1997, and acquired both the Rustrak Ranger Logger product line from a subsidiary of Danaher Corporation and the business of Fluid Data, Inc. from Elsag-Bailey, Inc in
December 1997.  In July 1998, the Company acquired certain businesses of the Mid-South Companies.  On
March 30, 1998, the Company sold 3,300,000 shares of its common stock in an initial public offering at
$14.50 per share for net proceeds of $43.7 million.  As of January 1, 2000, Thermo Instrument owned
11,524,867 shares of the Company's common stock, representing 80% of such stock outstanding.  Thermo
Instrument is an 88%-owned subsidiary of Thermo Electron.  As of January 1, 2000, Thermo Electron owned
294,300 of the Company's outstanding common stock representing 2% of such stock outstanding.  During
1999*, Thermo Electron purchased 189,600 shares of the Company's common stock in the open market for a total purchase price of $1.3 million.  Thermo Instrument and Thermo Electron develop, manufacture, and sell measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provide knowledge for the user.  For example, Thermo Instrument's and Thermo
Electron's powerful analysis technologies help researchers sift through data to unlock the mysteries of
DNA or develop new drugs; allow manufacturers to fabricate ever-smaller components required to carry greater amounts of information, faster; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently.
--------------------
* References to 1999, 1998, and 1997 herein are for the fiscal years ended
  January 1, 2000, January 2, 1999, and January 3, 1998, respectively.


      On March 13, 2000, Thermo Instrument commenced a cash tender offer for any and all of the outstanding shares of the Company's common stock at $9.00 per share. This action is part of a major reorganization plan under which Thermo
Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business. The completion of this transaction is subject to certain conditions, as outline in Note 13 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
Shareholders, which statements are incorporated herein by reference.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form
10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words " believes," " anticipates," "plans,"
"expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1999 Annual Report to
Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 10 to Consolidated Financial Statements in the Registrant's 1999 Annual
Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Products and Services

Measurement Instruments

      Flow Instruments

      The Company designs, develops, markets, and services a broad line of mechanical and electronic flow instruments that measure and control the flow of liquids and gases. The Company's flow measurement instruments include intelligent microprocessor-controlled flow computers, which are remotely installed electronic flow metering instruments, often solar powered, that are connected to the primary flow meters installed directly in the customer's pipeline; noncontacting flow meters that use ultrasonic technology mounted outside a customer's pipe; in-line turbine meters, which are designed to function in a wide variety of operating conditions, including corrosive fluids, high pressure gases, extreme temperatures, and sanitary and hazardous environments; and insertion turbine meters for use where in-line monitoring is not economically or operationally viable, such as in large pipelines or where pressure drop is critical.

      The Company's field flow computers are primarily used by customers in the natural gas industry to monitor, record, and communicate the flow of natural gas at transfer points in the natural gas distribution chain. The Company's ultrasonic flow meters, employing both transit time and Doppler technologies, are sold primarily to customers in the water and wastewater industry for a variety of applications. The Company believes that it is the world leader in Doppler ultrasonic flow meters. The Company sells its turbine and impeller meters to customers throughout the world in a diverse range of industries, including the oil and gas, chemical processing, petrochemical, pharmaceutical, semiconductor, pulp and paper, aerospace, automotive, food and beverage, power generation, and water and wastewater industries. The Company's air flow measurement systems are used for a variety of air flow applications, including drying, paint spraying, combustion, and clean room pressurization.


      The Company's flow instruments for the oil and gas industry are primarily sold through a direct sales force. The Company's flow instruments for other industries are primarily sold through independent sales representatives or distributors supported by local sales managers and application specialists.

      Level and Density Instruments

      The Company designs, develops, markets, and services intelligent point-level, continuous-level, and density measurement instruments that use a variety of sophisticated technologies, including gamma, radar, ultrasonic, and vibrational measurement techniques, to meet the cost and application-specific requirements of process industry participants within targeted markets. The
Company believes that it is the world leader in level measurement instruments incorporating gamma technology and point-level measurement instruments employing ultrasonic technology. The Company's level and density measurement instruments are designed to ensure increased accuracy and reliability despite harsh process environments. In addition, they are primarily noncontacting and, therefore, well-suited for use in industrial processes that involve harmful or toxic materials, which cause maintenance problems for traditional techniques. The
Company's point-level instruments measure the presence or absence of a substance, while its continuous-level instruments measure the changing level of a substance on an ongoing basis.

      The Company's level measurement instruments are used by several targeted industries, including oil and gas, chemical, mineral and mining, iron and steel, pharmaceutical, water and wastewater, and pulp and paper. Customers in these industries store large quantities of materials in tanks or other storage vessels and use the Company's instruments to either continuously measure and monitor levels of the stored materials or to ensure the presence of either a minimum or maximum amount of the material. The Company's density measurement products are used primarily in the paper industry to measure pulp consistency and in the oil and gas industry by pipeline companies responsible for transporting refined petroleum products.

      The Company's level and density instruments are primarily sold through independent sales representatives or distributors supported by local sales managers and application specialists.

      Composition Analysis Instruments

      The Company designs, develops, markets, and services a variety of instruments designed to analyze the chemical composition of solids, liquids, and gases. These products include lead acetate-based and chemiluminescent sulfur analyzers, which utilize fiber optics and precision colorimetry for field and on-line measurement of the sulfur content in liquid and gaseous materials; a photodiode spectrometer used for gasoline blending optimization; on-line gas chromatographs for content and purity analysis of natural gas and light hydrocarbon liquids, including butane and propane; portable XRF-elemental analysis instruments that use proprietary sensors to provide accurate, real-time analysis of the presence of metals and the composition of alloys; and on-line mass spectrometers that provide highly accurate, real-time analysis of the type and content of a variety of gases at multiple points within a customer's operations. The Company believes that it is a leader in the market for portable elemental analysis instruments, process sulfur monitors, and on-line mass spectrometers.

      Customers use the Company's portable elemental analysis instruments for field composition analysis of alloys, analysis of paint for the presence of lead, and composition analysis of the metallic content of soil, particularly at Superfund sites. The Company's mass spectrometers are used in a variety of process industries, including the petrochemical, pharmaceutical, iron and steel, and semiconductor industries for real-time, ultrasensitive measurement of gases.

      The Company's composition analysis instruments are primarily sold through independent sales representatives or distributors supported by local sales managers and application specialists.



      Data Acquisition and Display Instruments

      The Company also offers data acquisition systems, paper and paperless strip chart recorders, process alarm monitors, current-to-pressure and pressure-to-current transducers, and AC-power monitoring instruments to customers in the power generation and transmission, petrochemical, chemical, pulp and paper, water and wastewater, and pharmaceutical industries. The
Company's strip chart recorders are designed to continuously and accurately measure, display, and record critical variables within an industrial or manufacturing process and provide plant managers with valuable information regarding flow, level, density, temperature, and pressure. The Company's alarm monitoring systems provide an interface for sensors that measure or detect pressure, temperature, vibration, or gas, which in turn allow critical alarm conditions to be displayed or communicated to a centralized control system. The
Company's current-to-pressure and pressure-to-current transducers are used for valve positioning in processing plants for the chemical, petrochemical, power generation, pulp and paper, and pharmaceutical industries.

      The Company's data acquisition and display instruments are primarily sold through independent sales representatives or distributors supported by local sales managers and application specialists.

Industry-Specific Systems

      The Company's Industry-Specific Systems segment specializes in the development, installation, and service of scalable and redundant rod pump controllers and RTUs that automate the measurement, control, safety, and environmental protection needs of onshore and offshore oil and gas production and pipeline transmission. These products incorporate microprocessor-based, smart technologies to provide customers with a variety of functions, including gas flow measurement and custody transfer data.

      In addition, the Company offers a range of wellhead safety control products that monitor, control, and provide failsafe shutdown of oil and gas production wells. To complement these products, the Company developed a subsea control system to assist in oil production from reserves below the ocean floor.
The control system, designed to operate at a maximum depth of 3,000 meters, rests on the ocean floor to monitor, analyze, and locally control the level and flow of oil in up to four oil wells. It is connected to operations located on the ocean surface by an umbilical line with electrical and hydraulic connections. This product is designed to offer a more efficient and cost-effective alternative to traditional offshore drilling, which requires substantial time and expense in building and later disassembling surface drilling platforms. The control system also allows oil companies to access oil reserves that would otherwise be inaccessible because of either their location or cost.

      The Company's industry-specific systems are primarily sold through a direct sales force with industry-specific expertise.

      (ii) and (xi) New Products; Research and Development

      The Company maintains active programs for the development and introduction of new products and improvements to existing products. During 1999, 1998, and 1997, research and development expenses were $9.8 million, $9.2 million, and $6.8 million, respectively.

      (iii)Raw Materials

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

      (vii)Dependency on a Single Customer

      No single customer represented 10% or more of the Company's total revenues in any of the past three years.

      (viii)Backlog

      The Company's backlog of firm orders was as follows:
(In thousands)                                                                              1999     1998
---------------------------------------------------------------------------------------- -------- --------

Measurement Instruments                                                                  $18,771   $13,613
Industry-Specific Systems                                                                  8,976    10,942
                                                                                         -------   -------

                                                                                         $27,747   $24,555
                                                                                         =======   =======
      The Company includes in its backlog only orders confirmed with a purchase order for products and related services scheduled to be shipped or rendered within one year. Certain of such firm orders are cancelable by the customer upon payment of a cancellation charge. The Company believes that substantially all of the backlog at January 1, 2000, will be shipped or completed during 2000.
Because of the possibility of customer changes in delivery schedules, cancellation of orders, and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

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

      In both its Measurement Instruments and Industry-Specific Systems segments, the Company competes with a few large competitors, including
Fisher-Rosemount, a division of Emerson Electric Co., and Asea Brown Boveri
(Holding) Ltd. (ABB). Within its Measurement Instruments segment, the Company also competes with such large companies as Elsag Bailey Process Automation N.V., a division of ABB, and Yokogawa Electric Corporation, as well as smaller competitors. The field measurement instruments and on-line sensors market segment of the process control market is highly fragmented and intensely competitive, and the Company expects competition to continue to increase. The
Company's Industry-Specific Systems segment competes with many companies within specific industries. As the technologies used within the process measurement industry continue to develop, the Company expects to face increasing competition in the future from emerging competitors.

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

      (xiii)   Number of Employees

      As of January 1, 2000, the Company employed approximately 800 people.

(d)   Financial Information About Geographic Areas

      Financial information about geographic areas is summarized in Note 10 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
Shareholders, which information is incorporated herein by reference.

(e)   Executive Officers of the Registrant

        Name                 Age   Present Title (Fiscal Year First Became Executive Officer)
         -----------------   ---   ---------------------------------------------------------

        Dr. William J. Zolner 56   President, Chief Executive Officer, and Director (1997)
        C.R. (Neil) Duarte    56   Vice President (1997)
        B.C. Holstead         64   Vice President (1997)
        Mark Whitman          45   Vice President (1997)
        Theo Melas-Kyriazi    40   Chief Financial Officer  (1998)
        Paul F. Kelleher      57   Chief Accounting Officer (1997)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal.  Dr. Zolner has been President, Chief
Executive Officer, and a Director of the Company since its inception.  From March 1995 to October 1997,
Dr. Zolner served as President of CAC.  From 1993 to 1995 Dr. Zolner worked for Thermo Instrument analyzing acquisition opportunities and serving as a technology assistant to Mr. Arvin H. Smith, then
Chief Executive Officer of Thermo Instrument.  Mr. Duarte has



served as Vice President of the Company since its inception and as President of the Company's Flow
Automation subsidiary since 1992.  Mr. Holstead has served as Vice President of the Company since its inception, has served as President of CAC since October 1997, and as President of the Mid-South
Companies since their acquisition in July 1998.  Mr. Holstead held various positions with CAC from 1991 to October 1997.  Mr. Whitman has served as Vice President of the Company since its inception, President of TN Technologies since 1994, and in various positions at a number of subsidiaries of the Company since
1981.  Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on
January 1, 1999.  He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in
1988.  In 1994, he was named President and Chief Executive Officer of ThermoSpectra Corporation, a
subsidiary of Thermo Instrument.  In 1998, he became Vice President of Corporate Strategy for Thermo
Electron.  Mr. Melas-Kyriazi remains a Vice President of Thermo Electron.  Mr. Kelleher has held comparable positions for at least five years with Thermo Instrument or Thermo Electron.  Messrs.
Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The location and general character of the Company's principal properties by segment as of January 1, 2000, are as follows:

Measurement Instruments

      The Company owns approximately 67,000 square feet of office, engineering, and production space in Indiana, which is currently up for sale, and leases approximately 361,000 square feet of office, engineering, laboratory, and production space, principally in Texas, Illinois, North Carolina, the United
Kingdom, and Canada, under leases expiring from 2000 to 2006.

Industry-Specific Systems

      The Company owns approximately 65,000 square feet of office, engineering, and production space principally in the United Kingdom and Louisiana, and leases approximately 73,000 square feet of office, engineering, production, laboratory, and warehouse space, principally in Texas, New Jersey, Louisiana, and Mexico, under leases expiring from 2000 to 2007.

      The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any of such leases are not extended. With respect to leases expiring in the near future, in the event the Company does not renew such leases, the Company believes suitable alternate space is available for lease on acceptable terms.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of the Security Holders

      Not applicable.




                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's common stock, $.01 par value, and divided policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 1, 2000, and Supplementary Data are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure

      Not applicable.

                                    PART III

      The information required under Items 10, 11, 12, and 13 of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, the end of the Registrant's fiscal year covered by this Form
10-K.




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

       None.

(c)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.




                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 16, 2000           ONIX SYSTEMS INC.


                                By: /s/ William J. Zolner
                                    William J. Zolner
                                    President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 16, 2000.

Signature                           Title


By:  /s/ William J. Zolner          President, Chief Executive Officer, and
     William J. Zolner                  Director


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


By:  /s/ Frank Jungers              Director
     Frank Jungers


By:  /s/ Earl R. Lewis              Chairman of the Board and Director
     Earl R. Lewis





                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of ONIX Systems Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ONIX Systems Inc.'s Annual
Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 15, 2000 (except with respect to the matter discussed in Note 13, as to which the date is March 13, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 10 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                             Arthur Andersen LLP



Boston, Massachusetts
February 15, 2000

SCHEDULE II

                                ONIX SYSTEMS INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)

Description                                      Provision    Accounts    Accounts   Other (a)    Balance
                                    Balance at  Charged to   Recovered     Written                 at End
                                     Beginning     Expense                     Off                of Year
                                       of Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- ----------

Allowance for Doubtful Accounts

Year Ended January 1, 2000              $1,941      $  943      $    -      $ (579)     $  271      $2,576

Year Ended January 2, 1999              $2,155      $  423      $   45      $ (926)     $  244      $1,941

Year Ended January 3, 1998              $1,347      $  674      $    9      $ (488)     $  613      $2,155


Description                             Balance at   Established      Activity      Other (c)     Balance
                                         Beginning    as Cost of    Charged to                     at End
                                           of Year  Acquisitions       Reserve                    of Year
------------------------------------- ------------- ------------- ------------ ------------- -------------

Accrued Acquisition Expenses (b)

Year Ended January 1, 2000                 $   241       $     -       $ (236)      $    (2)      $     3

Year Ended January 2, 1999                 $   311       $   686       $ (656)      $  (100)      $   241

Year Ended January 3, 1998                 $ 1,396       $   329       $ (409)      $(1,005)      $   311


Description                             Balance at           Net     Activity      Other (f)      Balance
                                         Beginning     Provision   Charged to                      at End
                                           of Year    Charged to      Reserve                     of Year
                                                     Expense (e)
------------------------------------- ------------- ------------- ------------ -------------- ------------

Accrued Restructuring Costs (d)

Year Ended January 1, 2000                   $ 435         $ 125         $(558)       $  (2)         $  -

Year Ended January 2, 1999                   $   -         $ 742         $(310)       $   3          $435

(a) Includes allowances of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's 1999 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.
(d) The nature of activity in this account is described in Note 9 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(e) Excludes noncash charges of $0.1 million and $0.2 million for fixed asset write-downs in 1999 and 1998, respectively.
(f) Includes the effect of foreign currency translation.



                                  EXHIBIT INDEX
Exhibit
Number         Description of Exhibit

 2             Share Purchase Agreement dated January 29, 1998, between Thermo Power Corporation and the
               Registrant relating to the acquisition of the Peek Measurement Business (filed as Exhibit
               2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-45333] and
               incorporated herein by reference).

 3.1           Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's
               Registration Statement on Form S-1 [Reg. No. 333-45333] and incorporated herein by reference).

 3.2           By-laws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration
               Statement on Form S-1 [Reg. No. 333-45333] and incorporated herein by reference).

 4             Specimen Common Stock Certificate (filed as Exhibit 4 to the
               Registrant's Registration Statement on Form S-1 [Reg. No.
               333-45333] and incorporated herein by reference).

10.1           Corporate Services Agreement dated as of August 21, 1997, between
               Thermo Electron Corporation and the Registrant (filed as Exhibit
               10.1 to the Registrant's Registration Statement on Form S-1 [Reg.
               No. 333-45333] and incorporated herein by reference).

10.2           Thermo Electron Corporate Charter, as amended and restated effective
               January 3, 1993 (filed as Exhibit 10.1 to Thermo Electron's
               Annual Report on Form 10-K for the fiscal year ended January 3,
               1993 [File No. 1-8002] and incorporated herein by reference).

10.3           Tax Allocation Agreement dated as of August 21, 1997, between
               Thermo Electron Corporation and the Registrant (filed as Exhibit
               10.3 to the Registrant's Registration Statement on Form S-1 [Reg.
               No. 333-45333] and incorporated herein by reference).

10.4           Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999, and incorporated herein by reference).

10.5           Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of
               January 5, 1998, between Thermo Instrument Systems Inc. and the Registrant (filed as
               Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-45333]
               and incorporated herein by reference).

10.6           Stock Transfer Agreement dated August 21, 1997, between Thermo Instrument Systems Inc.
               and the Registrant (filed as Exhibit 10.7 to the Registrant's Registration Statement on
               Form S-1 [Reg. No. 333-45333] and incorporated herein by reference).

10.7           Indemnification Agreement dated as of August 21, 1997, between Thermo Instrument Systems
               Inc. and the Registrant (filed as Exhibit 10.8 to the Registrant's Registration Statement
               on Form S-1 [Reg. No. 333-45333] and incorporated herein by reference).

10.8           Form of Indemnification Agreement for Officers and Directors of the Registrant (filed as
               Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-45333]
               and incorporated herein by reference).




Exhibit
Number         Description of Exhibit

10.9           Lease Agreement dated June 4, 1990, between Crow-Gottesman-Hill
               #43, as landlord and TN Technologies Inc., as tenant for property located in the City of Round Rock, Williamson County, Texas
               (filed as Exhibit 10.12 to the Registrant's Registration
               Statement on Form S-1 [Reg. No. 333-45333] and incorporated herein by reference).

10.10          Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as
               Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 and incorporated herein by reference).

10.11          Amended and Restated Equity Incentive Plan of the Registrant.

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

10.12          Lease Agreement dated as of November 1, 1997, between Thermo Instrument Systems Inc., as landlord, and CAC Inc., as tenant (filed as Exhibit 10.24 to the Registrant's
               Registration Statement on Form S-1 [Reg. No. 333-45333] and incorporated herein by reference).

10.13          Lease Agreement dated as of January 1, 1998, between Peek Traffic
               Ltd., as landlord, and Peek Measurement Ltd., as tenant (filed as Exhibit 10.25 to the Registrant's Registration Statement on Form
               S-1 [Reg. No. 333-45333] and incorporated herein by reference).

13             Annual Report to Shareholders for the year ended January 1, 2000
               (only those portions incorporated herein by reference).

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule.